Form 10-Q
period 1995-03-31
COPLEY PROPERTIES INC
filed 1995-05-12
CIK 769017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                 --------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended MARCH 31, 1995             COMMISSION FILE NUMBER 1-8927



                             COPLEY PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                         04-2866555
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

     399 BOYLSTON STREET, 13TH FL.
     BOSTON, MASSACHUSETTS                             02116
(Address of principal executive offices)             (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (617) 578-1200



(Former Name, former address and former fiscal year if changed since last report.)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                  YES   X        NO



PAGE 1 OF 16 PAGES.                 SEE EXHIBIT INDEX ON PAGE 14

     As of May 11, 1995, there were issued and outstanding 3,584,350 shares of Common Stock, $1.00 par value, and one share of Class A Common Stock, $1.00 par value.

                              COPLEY PROPERTIES, INC.

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                     PART I

                              FINANCIAL INFORMATION



                                                                      Page(s)

             Item 1.   Financial Statements                                 3


             Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations    10

COPLEY PROPERTIES, INC.
________________________________________________________________________

Consolidated Balance Sheets (Unaudited)
________________________________________________________________________

                                               March 31,   December 31,
                                                 1995         1994
                                             -----------    -----------
ASSETS

Real estate investments (Note 5):
 Property, net                               $88,624,330   $88,795,709
 Joint ventures                                1,048,848     1,037,178
   Loans to joint ventures                     4,983,037     5,036,792
 Ground lease                                  1,187,000     1,187,000
 Notes receivable                                796,074       824,077
 Investment income receivable                    694,280       681,356
                                             -----------    ----------
Total real estate investments                 97,333,569    97,562,112

Cash and cash equivalents                      1,889,950     1,491,554
Prepaid expenses                                  10,125             -
Deferred financing costs (Note 7)                      -       486,366
                                             -----------    ----------
Total assets                                 $99,233,644  $ 99,540,032
                                             ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Losses of joint ventures
   in excess of investment                   $ 3,183,959  $  3,261,463
 Accounts payable and other liabilities          678,034       436,478
 Accrued management advisory fees              2,522,290     2,491,445
 Line of credit borrowings                     3,750,000     3,500,000
    Mortgage notes payable (Notes 4 and 5)    48,934,984    49,374,668
 Dividend payable                                896,070             -
                                             -----------   -----------
   Total liabilities                          59,965,337    59,064,054
                                             -----------   -----------

SHAREHOLDERS' EQUITY:
 Common stock, $1.00 par value;
   authorized 20,000,000 shares;
   issued 4,007,500 shares                     4,007,500     4,007,500
 Additional paid-in capital                   69,625,444    69,625,444
 Treasury stock; 423,150 shares
   of common stock, at cost                  (4,895,726)   (4,895,726)
 Cumulative deficit                         (29,468,912)  (28,261,241)
 Class A common stock                                  1             1
                                             -----------   -----------
   Total shareholders' equity                 39,268,307    40,475,978
                                             -----------   -----------
   Total liabilities and
     shareholders' equity                    $99,233,644  $ 99,540,032
                                             ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.


Consolidated Statements of Operations and Cumulative Deficit (Unaudited)


                                                     Quarter Ended March 31,
                                                       1995          1994
                                                   -----------    ----------

INVESTMENT ACTIVITY (Note 6):
 Property operations, net                          $   393,782  $    200,427
 Share of joint venture earnings                       136,650       279,070
                                                   -----------    ----------
     Total real estate activity                        530,432       479,497

 Interest on short-term investments
     and cash equivalents                                1,992        24,591
                                                   -----------    ----------
     Total investment activity                         532,424       504,088
                                                   -----------    ----------
PORTFOLIO EXPENSES:
 Management advisory fee                             (149,237)     (220,030)
 General and administrative                           (98,783)      (87,288)
 Interest expense                                     (94,778)      (14,084)
 Write-off of deferred financing costs (Note 7)      (501,227)        -
                                                   -----------    ----------
                                                     (844,025)     (321,402)
                                                   -----------    ----------

NET INCOME (LOSS)                                    (311,601)       182,686

 Common stock dividends                              (896,070)     (788,544)

CUMULATIVE DEFICIT:
 Beginning of period                              (28,261,241)  (24,355,067)
                                                  ------------  ------------
 End of period                                   $(29,468,912) $(24,960,925)
                                                  ============  ============
PER SHARE DATA:

 Net Income (Loss)                                 $     (.09)    $      .05
                                                  ============  ============
 Dividends                                         $       .25    $      .22
                                                  ============  ============
   The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.

Consolidated Statements of Cash Flows (Unaudited)



                                                         Quarter Ended March 31,
                                                           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $ (311,601)  $   182,686
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Equity in joint venture earnings                        (132,228)    (252,263)
  Cash distributions from joint ventures                     96,812      671,994
  Property depreciation and amortization                  1,008,170      987,238
  Write-off of deferred financing costs                     501,227            -
  Increase in investment income receivable                 (12,924)            -
  Increase in deferred leasing commissions                (275,195)    (109,879)
  Decrease in property working capital                      209,538      118,145
  Increase in accounts payable and
   accrued management advisory fees                          42,196      171,556
  Other, net                                               (10,125)     (47,075)
                                                        -----------    ---------
   Net cash provided by operating activities              1,115,870    1,722,402
                                                        -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Property                                   (830,829)  (2,547,844)
 Decrease in short-term investments, net                          -    1,967,451
 Decrease in notes receivable                                28,003       33,922
 Increase in other assets                                         -     (24,837)
 Deposit received on sale of property                       250,000            -
                                                        -----------    ---------
  Net cash used in investing activities                   (552,826)    (571,308)
                                                        -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in line of credit borrowings, net                 250,000    5,000,000
 Proceeds from third-party mortgage note                  3,250,000            -
 Principal payments on mortgage notes                   (3,534,464)  (3,040,375)
 Dividends paid                                                   -    (788,544)
 Financing costs paid                                     (130,184)            -
                                                        -----------    ---------
   Net cash provided by (used in) financing activities    (164,648)    1,171,081
                                                        -----------    ---------
 Net increase in cash and cash
  equivalents                                               398,396    2,322,175

CASH AND CASH EQUIVALENTS:
  Beginning of period                                     1,491,554    1,901,790
                                                        -----------    ---------
  End of period                                         $ 1,889,950  $ 4,223,965
                                                        ===========    =========
   The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.

Notes to Consolidated Financial Statements (Unaudited)

1    GENERAL

 These financial statements have been prepared by Copley Properties, Inc. (the "Company") without audit and reflect all normal and required adjustments which are, in the opinion of management, necessary to fairly present the interim results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1994.


2 ORGANIZATION AND BUSINESS

  Copley Properties, Inc., a Delaware corporation, was incorporated in May 1985 and operates as a qualified real estate investment trust under applicable provisions of the Internal Revenue Code of 1986, as amended. The Company acquires, develops, operates and owns industrial real estate. The Company currently owns and operates, either directly or through joint ventures, 16 properties totaling over 3.3 million square feet of net rentable area. Copley Real Estate Advisors, Inc. (the "Advisor") provides investment management and administrative services to the Company. The Advisor is an indirect wholly-owned subsidiary of New England Investment Companies, L.P. ("NEIC"), a publicly traded limited partnership. New England Mutual Life Insurance Company is the principal unitholder of NEIC.


3    LINE OF CREDIT

 The Company has an unsecured line of credit agreement with a bank which expires on June 1, 1995. Under its terms, the Company can borrow up to $5,000,000 at the prime rate of interest or LIBOR plus 1.5%. The outstanding balance was $3,750,000 as of March 31, 1995. The Company is currently negotiating an extension of the line of credit.


4    RESTRUCTURINGS, FINANCINGS AND SALES AND DISPOSITIONS

 Restructurings

 On March 30, 1995, the restructuring of the ownership of three partnerships that were formed to own a portion of the Park North Business Center investment (the "Parknorth Partnerships") was completed and transfer of 100% ownership of the property to the Company occurred. This restructuring does not impact the accompanying consolidated financial statements as the Company obtained 100% economic control of the entity at the beginning of 1994.

 Financings

 A mortgage note payable to CIGNA, secured by the University Business Center property, with a $13,000,000 outstanding principal balance at December 31, 1994, matured and was refinanced in February 1995. A principal paydown of $3,500,000 was made, the interest rate was reduced to 9.06% and the maturity date was extended to April 1, 2000. The modified note requires principal amortization payments based on a 20-year amortization schedule with the remaining balance due at maturity. The Company obtained funds for the principal paydown from a short-term mortgage loan secured by the Peachtree Corners Distribution Center property.

 Sales and Dispositions

 On March 28, 1995, the Company signed a purchase and sale agreement to sell all of its interests and rights related to the Park North Business Center investment for approximately $18,500,000. Upon consummation of the sale, the Company will receive cash of approximately $7,020,000.

 Also on March 28, 1995, the Company signed a purchase and sale agreement, with the same buyer, to sell its interest in the Peachtree Corners Distribution Center investment for a purchase price of approximately $10,000,000. This sale is contingent upon the closing of the Park North Business Center sale. In addition, the buyer loaned the Company $3,250,000 in February 1995. The loan is secured by a first mortgage on the Peachtree property, bears interest at the rate of 10% per annum payable monthly in arrears, may be prepaid at any time without penalty, and matures November 30, 1995. Upon consummation of the sale, the Company will receive cash of approximately $6,750,000.

 The Company expects to recognize a gain on each of these sales.

5   REAL ESTATE ASSETS AND LIABILITIES

 The following is a summary of the assets and liabilities underlying the Company's real estate investments:

                                         March 31,    December 31,
                                        1995          1994
                                        ----------------              --------
   PROPERTY

   Land                                            $ 24,018,575     $ 24,018,575
   Buildings and improvements                        66,774,135       66,402,879
   Accumulated depreciation                         (5,975,463)      (5,079,353)
   Deferred leasing costs and other assets, net       1,746,341        1,487,678
   Minority interest                                  1,485,887        1,471,483
                                                  -------------    -------------
     Total real estate assets                        88,049,475       88,301,262
   Accounts receivable                                2,119,057        2,254,603
   Accounts payable and other liabilities           (1,544,202)      (1,760,156)
                                                  -------------    -------------
                                                   $ 88,624,330     $ 88,795,709
                                                  =============    =============
   Mortgage notes payable to third-parties         $ 48,934,984     $ 49,374,668
                                                  =============    =============

   JOINT VENTURES

   Land                                            $  8,246,048     $  8,246,048
   Buildings and improvements                        35,576,606       35,542,264
   Accumulated depreciation                        (12,755,002)     (12,370,021)
   Cash                                                 629,375          346,176
   Other, net                                         3,301,998        3,521,924
                                                  -------------     ------------
     Total assets                                    34,999,025       35,286,391
                                                  -------------     ------------
   Mortgage notes payable to third-parties           31,979,473       32,127,307
   Other                                              2,075,607        1,913,431
                                                  -------------     ------------
     Total liabilities                               34,055,080       34,040,738
                                                  -------------     ------------
   Net assets                                       $   943,945     $  1,245,653
                                                  =============     ============
   Company's share:
     Loans to joint ventures                        $ 4,983,037     $  5,036,792
     Capital                                        (2,135,111)      (2,224,285)
                                                  -------------     ------------
                                                    $ 2,847,926     $  2,812,507
                                                  =============     ============

6 RESULTS OF REAL ESTATE INVESTMENTS

  Operations

  The following is a summary of the operating results of the properties underlying the Company's real estate investments:

                                           Quarter Ended March 31,
                                            1995          1994

    PROPERTY
    Rentals                             $ 3,375,393  $   3,224,284
    Operating expenses                    (805,007)      (788,509)
    Interest expense                    (1,142,838)    (1,205,415)
    Depreciation and amortization       (1,008,170)      (987,238)
    Minority interest                      (25,596)  $    (42,695)
                                        -----------  -------------
                                        $   393,782  $     200,427
                                        ===========  =============
    JOINT VENTURES
    Rentals                             $ 1,572,188  $   1,663,330
    Operating expenses                    (257,485)      (132,842)
    Interest expense                      (703,674)      (750,675)
    Depreciation and amortization         (458,187)      (468,578)
                                        -----------  -------------
                                        $   152,842  $     311,235
                                        ===========  =============
    Company share:
      Interest on loans to
        joint ventures                     $  4,422  $      26,807
      Equity in net income                  132,228        252,263
                                        -----------  -------------
                                        $   136,650  $     279,070
                                        ===========  =============

7    COSTS ASSOCIATED WITH PENDING EQUITY OFFERING AND AN INCREASED LINE OF
     CREDIT

 In late 1994, the Company commenced the marketing of additional equity on a private placement basis and incurred $501,227 in Deferred Financing Costs in connection with pursuing the private placement and arranging for an increased line of credit, which was contingent on additional equity. To date, discussions with potential investors have not produced agreement on the terms of an equity investment. While the Company is continuing to pursue potential investors, because of the increased uncertainty of a successful equity offering, the Company has written-off the Deferred Financing Costs in the quarter ended March 31, 1995.

COPLEY PROPERTIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

 The Company's assets consist primarily of investments in real estate. Several properties are owned directly by the Company; others are owned by joint ventures in which the Company is a general partner. The Company's investments also include secured loans to certain joint ventures. As a general partner in its joint venture investments, the Company is obligated to fund its proportionate share of operating deficits.

 At March 31, 1995, the Company had cash and cash equivalents totaling $1,889,950. The Company also has a $5,000,000 bank line of credit which expires on June 1, 1995. The outstanding balance on the line of credit as of March 31, 1995 was $3,750,000. The Company is currently negotiating an extension of the line of credit.

 Two mortgage notes secured by portions of Park North Business Center are due May 31, 1995. The Company is currently negotiating a short-term extension of these notes. The notes will be repaid in conjunction with the sale of the property as discussed under "Results of Operations" below. A third mortgage note, secured by a portion of the Huntwood Associates property, matures on June 15, 1995. The Company is presently negotiating an extension of this note.

 As more fully discussed under "Results of Operations" below, cash flow from operations was $1,115,870 for the first quarter of 1995 compared to $1,722,402 for the first quarter of 1994. The Company intends to distribute to its shareholders at least 95% of taxable income so as to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Dividends will continue to be paid from cash generated by operations, which usually exceeds taxable income.

 In late 1994, the Company commenced the marketing of additional equity on a private placement basis and incurred $501,227 in Deferred Financing Costs in connection with pursuing the private placement and arranging for an increased line of credit, which was contingent on additional equity. To date, discussions with potential investors have not produced agreement on the terms of an equity investment. While the Company is continuing to pursue potential investors, because of the increased uncertainty of a successful equity offering, the Company has written-off the Deferred Financing Costs in the quarter ended March 31, 1995.

 The carrying value of real estate investments in the consolidated financial statements is reduced to net realizable value, if lower, which is measured by the expected undiscounted future cash flows of the investment. Carrying value, however, may be greater or less than current appraised value. At March 31, 1995, the net excess appraised value over carrying value for all of the Company's real estate assets and joint venture investments was $15,400,000. Investments with excess appraised value aggregated approximately $20,000,000 more than their carrying values, and investments with excess carrying value aggregated approximately $4,600,000 more than their appraised values. The current appraised value of real estate investments has been estimated by management based on a combination of traditional appraisal approaches. Because of the subjectivity inherent in the valuation process, the estimated current appraised value of real estate may differ significantly from that which could be realized if the real estate were offered for sale in the marketplace.

RESULTS OF OPERATIONS

 Financings

 A mortgage note payable, secured by the University Business Center property, matured and was refinanced in February 1995. A principal paydown of $3,500,000 was made in conjunction with the refinancing. The funds for the paydown were primarily obtained from a short-term mortgage loan secured by the Peachtree Corners Distribution Center property.

 Sales and Dispositions

 During the first quarter of 1995, the Company signed purchase and sales agreements to sell its rights and interests in the Park North Business Center and Peachtree Corners Distribution Center investments. The aggregate sales price is approximately $28,500,000. The buyer of the properties loaned the Company $3,250,000 in February 1995. Upon consummation of both sales, and after the repayment of related mortgage indebtedness, the Company will receive net cash proceeds of approximately $13,770,000.

 Restructurings

 On March 30, 1995, the restructuring of the ownership of three partnerships that were formed to own a portion of the Park North Business Center investment (the "Parknorth Partnerships") was completed and transfer of 100% ownership of the property to the Company occurred. This restructuring transaction does not affect net income (loss) or shareholders' equity.

 Investment Performance

 The overall leased percentage for the portfolio was 98% at March 31, 1995, up from 92% a year earlier. Leases for 16% of the Company's square footage are scheduled to expire in 1995. Due to the sustained strengthening of demand for industrial space, management does not expect occupancy to be significantly affected by the upcoming expirations.

 Real estate operating results were $530,432 for the first quarter of 1995 compared to $479,497 for the first quarter of 1994. The improvement of 1995 operating results over 1994 is due to primarily to higher income at Columbia Place as a result of a lease transaction completed in 1994, lower interest expense at certain properties due to debt reductions in 1994, and higher income at certain properties due to increases in occupancy rates. These improvements were partially offset by a provision for bad debts recorded at Dominguez Properties related to a tenant in arrears on rent and by a reduction in rent at Los Angeles Corporate Center due to the vacancy of approximately half of the building at the end of February as anticipated.

 Cash flow from operations was $1,115,870 for the first quarter of 1995 compared to $1,722,402 for the first quarter of 1994. The decrease is due primarily to the following two factors: 1) the terms of the new lease at Columbia Place provide for a period of free rent at the beginning of the lease term, and 2) cash from operations in the first quarter of 1994 benefited from the realization of cash flow upon conversion of the Park North Business Center property from a joint venture accounted for under the equity method to a wholly-owned property accounted for on a consolidated basis.

 Portfolio Expenses

 Portfolio expenses increased in the first quarter of 1995 compared to 1994, primarily due to the $501,227 write-off of deferred financing costs. Management advisory fees for first quarter of 1995 decreased by $70,793 compared to the first quarter of 1994. This decrease is consistent with the decrease in cash flow from operations upon which the fee is based. Interest expense in the first quarter of 1995 increased over the same period in 1994 as a result of increased borrowings in 1995 on the Company's line of credit.

                             COPLEY PROPERTIES, INC.

                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1995

                                     PART II

                                OTHER INFORMATION






Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibits:   See Exhibit Index on page 14.

          b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                EXHIBIT INDEX



EXHIBIT NUMBER                   EXHIBIT                   PAGE NUMBER

     27                   Financial Data Schedule               15

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        COPLEY PROPERTIES, INC.
                              (Registrant)


May 12, 1995            /s/   Peter P. Twining
                        ----------------------
                              Peter P. Twining
                              Vice President and Secretary


May 12, 1995            /s/   Daniel C. Mackowiak
                        -------------------------
                              Daniel C. Mackowiak
                              Treasurer and Principal Financial
                              and Chief Accounting Officer