Form 10-Q
period 1995-06-30
COPLEY PROPERTIES INC
filed 1995-08-11
CIK 769017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                 _______________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended JUNE 30, 1995              COMMISSION FILE NUMBER 1-8927



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


                              YES___X___          NO______



PAGE 1 OF 21 PAGES.                 SEE EXHIBIT INDEX ON PAGE 19

     As of August 10, 1995, there were issued and outstanding 3,584,350 shares of Common Stock, $1.00 par value, and one share of Class A Common Stock, $1.00 par value.

                              COPLEY PROPERTIES, INC.

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1995

                                     PART I

                               FINANCIAL INFORMATION



                                                                        Page(s)

             Item 1.    Financial Statements                                 3


             Item 2.    Management's Discussion and Analysis
                        of Financial Condition and Results of Operations    12

COPLEY PROPERTIES, INC.
________________________________________________________________________

Consolidated Balance Sheets (Unaudited)
________________________________________________________________________

                                               June 30,      December 31,
                                                 1995          1994
                                            ------------    ------------
ASSETS

Real estate investments (Notes 4 and 5):
 Property, net                              $ 78,381,110    $ 88,795,709
 Joint ventures                                  927,625       1,037,178
 Loans to joint ventures                       4,270,644       5,036,792
 Ground lease (Note 4)                                 -       1,187,000
 Notes receivable                                767,676         824,077
 Investment income receivable                    263,265         681,356
                                              ----------      ----------
   Total real estate investments              84,610,320      97,562,112

Cash and cash equivalents                      5,648,379       1,491,554
Other Assets (Note 8)                            106,750               -
Deferred financing costs (Note 7)                      -         486,366
                                              ----------      ----------
   Total assets                             $ 90,365,449    $ 99,540,032
                                              ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Losses of joint ventures
   in excess of investment                  $  3,110,003    $  3,261,463
 Accounts payable and other liabilities          718,048         436,478
 Deposit on sale of property (Note 4)          1,290,000               -
 Accrued management advisory fees              2,557,398       2,491,445
 Line of credit borrowings                             -       3,500,000
    Mortgage notes payable (Notes 4 and 5)    42,713,668      49,374,668
 Dividend payable                                967,754               -
                                              ----------      ----------
   Total liabilities                          51,356,871      59,064,054
                                              ----------      ----------
SHAREHOLDERS' EQUITY:
 Common stock, $1.00 par value;
   authorized 20,000,000 shares;
   issued 4,007,500 shares                     4,007,500       4,007,500
 Additional paid-in capital                   69,625,444      69,625,444
 Treasury stock; 423,150 shares
   of common stock, at cost                   (4,895,726)     (4,895,726)
 Cumulative deficit                          (29,728,641)    (28,261,241)
 Class A common stock                                  1               1
                                              ----------      ----------
   Total shareholders' equity                 39,008,578      40,475,978
                                              ----------      ----------
   Total liabilities and
     shareholders' equity                   $ 90,365,449    $ 99,540,032
                                              ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.

Consolidated Statements of Operations and Cumulative Deficit (Unaudited)

                                Quarter Ended   Quarter Ended   Six Months ended   Six Months ended
                                June 30, 1995   June 30, 1994   June 30, 1995      June 30, 1994
                                -------------   -------------   ----------------   ----------------
INVESTMENT ACTIVITY (Note 6):
 Property operations, net          $  389,183      $  468,160      $  782,965     $  668,587
 Share of joint venture earnings      215,801           3,354         352,451        282,424
                                    ---------        --------       ---------       --------
     Total real estate operations     604,984         471,514       1,135,416        951,011

 Gain on sale of property             757,776               -         757,776              -
                                    ---------         -------       ---------        -------
     Total real estate activity     1,362,760         471,514       1,893,192        951,011

 Interest on short-term investments
     and cash equivalents               2,612          28,561           4,604         53,152
                                    ---------         -------       ---------      ---------
     Total investment activity      1,365,372         500,075       1,897,796      1,004,163
                                    ---------         -------       ---------      ---------
PORTFOLIO EXPENSES:
 Management advisory fee             (131,108)       (162,626)       (280,345)      (382,656)
 General and administrative          (457,109)       (134,374)       (555,893)      (221,662)
 Interest expense                     (69,130)        (44,654)       (163,907)       (58,738)
 Write-off of deferred
       financing costs (Note 7)             -               -        (501,227)             -
                                     ---------       ---------     -----------      ---------
                                     (657,347)       (341,654)     (1,501,372)      (663,056)
                                     ---------       ---------     -----------      ---------

NET INCOME                            708,025         158,421         396,424        341,107

 Common stock dividends              (967,754)       (788,544)     (1,863,824)    (1,577,088)

CUMULATIVE DEFICIT:
 Beginning of period              (29,468,912)    (24,960,925)    (28,261,241)   (24,355,067)
                                  ------------    ------------    ------------   ------------
 End of period                  $ (29,728,641)  $ (25,591,048)  $ (29,728,641) $ (25,591,048)
                                  ============    ============    ============   ============
PER SHARE DATA:

 Net Income                        $      .20   $         .04   $         .11  $         .10
                                  ============    ============    ============   ============
 Dividends                         $      .27   $         .22   $         .52  $         .44
                                  ============    ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


COPLEY PROPERTIES, INC.

Consolidated Statements of Cash Flows (Unaudited)



                                                       Six Months ended June 30,
                                                            1995         1994
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $  396,424   $  341,107
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Equity in joint venture earnings                        (287,029)    (228,133)
  Cash distributions from joint ventures                   391,520      983,263
  Property depreciation and amortization                 2,032,303    1,984,144
  Write-off of deferred financing costs                    501,227            -
  Gain on sale of property                                (757,776)           -
  Increase in investment income receivable                 (74,665)           -
  Increase in deferred leasing commissions                (278,511     (278,453)
  Increase in property working capital                    (207,694)     (14,254)
  Increase in accounts payable and
   accrued management advisory fees                        423,151       84,897
  Other, net                                                (6,750)     (18,705)
                                                         ---------    ---------
   Net cash provided by operating
    activities                                           2,132,200    2,853,866
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans to joint ventures                        (6,436)     (28,225)
 Investment in Property                                 (1,051,967)  (2,931,327)
 Decrease in short-term investments, net                         -    1,967,451
 Investment in joint ventures                              (18,809)           -
 Proceeds from sale of property                         12,982,793            -
 Decrease in notes receivable                               56,401    2,389,748
 Increase in other assets                                 (100,000)     (93,985)
 Deposit received on sale of property                    1,290,000            -
                                                        ----------    ---------
  Net cash provided by investing activities             13,151,982    1,303,662
                                                        ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in line of credit borrowings, net  (3,500,000)   4,773,679
 Proceeds from third-party mortgage note                 3,250,000            -
 Principal payments on mortgage notes                   (9,755,780)  (6,687,427)
 Dividends paid                                           (896,070)    (788,544)
 Financing costs paid                                     (225,507)           -
                                                       ------------  -----------
   Net cash used in financing activities               (11,127,357)  (2,702,292)
                                                       ------------  -----------
 Net increase in cash and cash
  equivalents                                            4,156,825    1,455,236

CASH AND CASH EQUIVALENTS:
  Beginning of period                                    1,491,554    1,901,790
                                                       -----------  -----------
  End of period                                        $ 5,648,379  $ 3,357,026
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


2  ORGANIZATION AND BUSINESS

  Copley Properties, Inc., a Delaware corporation, was incorporated in May 1985 and operates as a qualified real estate investment trust under applicable provisions of the Internal Revenue Code of 1986, as amended. The Company acquires, develops, operates and owns industrial real estate. The Company currently owns and operates, either directly or through joint ventures, 16 properties totaling over 2.8 million square feet of net rentable area (including the property purchased in July 1995 as described below). Copley Real Estate Advisors, Inc. (the "Advisor") provides investment management and administrative services to the Company. The Advisor is an indirect wholly-owned subsidiary of New England Investment Companies, L.P. ("NEIC"), a publicly traded limited partnership. New England Mutual Life Insurance Company is the principal unitholder of NEIC.


3  LINE OF CREDIT

 The Company has an unsecured line of credit agreement with a bank which expires on September 1, 1995. Under its terms, the Company can borrow up to $5,000,000 at the prime rate of interest or LIBOR plus 1.5%. As of June 30, 1995, the Company had no borrowings under the line of credit. The Company is currently negotiating an extension of the line of credit.


4  RESTRUCTURINGS, FINANCINGS AND SALES

 Restructurings

 On March 30, 1995, the restructuring of the ownership of three partnerships that were formed to own certain of the Park North Business Center properties was completed and transfer of 100% ownership of the properties to the Company occurred. This restructuring does not impact the accompanying consolidated financial statements as the Company obtained 100% economic control of the entities at the beginning of 1994. As discussed further under "Sales," the property was sold on June 30, 1995.

Financings

 A mortgage note payable to CIGNA, secured by the University Business Center property, with a $13,000,000 outstanding principal balance at December 31, 1994, matured and was refinanced in February 1995. A principal paydown of $3,500,000 was made, the interest rate was reduced to 9.06% and the maturity date was extended to April 1, 2000. The modified note requires principal amortization payments based on a 20-year amortization schedule with the remaining balance due at maturity. The Company obtained funds for the principal paydown from a short-term mortgage loan secured by the Peachtree Corners Distribution Center.

 In May 1995, the Company entered into an agreement to extend the maturity of the mortgage notes payable to Wells Fargo Realty Advisors which were secured by certain properties included in the Park North Business Center investment. The maturity date of the notes was extended from May 31, 1995 to June 30,1995 and the notes were paid in full with proceeds from the sale of the Park North Business Center discussed below.

 In June 1995, the Company entered into an agreement to extend the maturity of a mortgage note payable to Wells Fargo Bank which is secured by the Huntwood Associates property from June 15, 1995 to January 15, 1997 on the same terms and conditions as the original financing.


 Sales

 On March 28, 1995, the Company signed a purchase and sale agreement to sell all of its interests and rights, including its ground lease position, related to the Park North Business Center investment for approximately $18,500,000. The closing occurred on June 30, 1995. Proceeds from the sale were used to pay off the mortgage notes payable to Wells Fargo Realty Advisors discussed above and the revenue bonds which were owed by the ground lessee and guaranteed by the Company. After settlement of the debt and payment of selling expenses, the Company received net cash proceeds of approximately $6,825,000, including a deposit of $125,000 received in March 1995. The proceeds from this sale were used to purchase the Kingsview Industrial Center property (see Note 8) and to pay off the Company's line of credit. The Company recognized a gain of approximately $758,000 on the sale of this investment.

 Also on March 28, 1995, the Company signed a purchase and sale agreement, with the same buyer, to sell its interest in the Peachtree Corners Distribution Center investment for a purchase price of approximately $10,000,000. It is anticipated that the closing will occur by November 30, 1995. In addition, the buyer loaned the Company $3,250,000 in February 1995. The loan is secured by a first mortgage on the Peachtree Corners Distribution Center, bears interest at the rate of 10% per annum payable monthly in arrears, may be prepaid at any time without penalty, and matures November 30, 1995. In July 1995, the Company made a payment to reduce the outstanding principal by $1,000,000. In June 1995, coincident with the closing of the Park North Business Center sale, the buyer made an additional deposit of $1,165,000. Upon consummation of the Peachtree Corners Distribution Center sale, the Company expects to have received net cash proceeds of approximately $7,750,000, which includes an initial deposit of $125,000 received in March 1995 and the additional deposit received in June 1995. The Company also expects to recognize a gain on the sale of this investment.

5  REAL ESTATE ASSETS AND LIABILITIES

The following is a summary of the assets and liabilities underlying the Company's real estate investments:

                                                     June 30,     December 31,
                                                       1995           1994
                                                  -----------     -----------
   PROPERTY

   Land                                         $  21,617,254   $  24,018,575
   Buildings and improvements                      58,445,145      66,402,879
   Accumulated depreciation                        (5,741,558)     (5,079,353)
   Deferred leasing costs and other assets, net     1,462,666       1,487,678
   Minority interest                                1,492,236       1,471,483
                                                   ----------      ----------
     Total real estate assets                      77,275,743      88,301,262
   Accounts receivable                              1,965,420       2,254,603
   Accounts payable and other liabilities            (860,053)     (1,760,156)
                                                   ----------      ----------
                                                $  78,381,110   $  88,795,709
                                                   ==========      ==========

   Mortgage notes payable to third-parties      $  42,713,668   $  49,374,668
                                                   ==========      ==========

   JOINT VENTURES

   Land                                         $   8,246,048   $   8,246,048
   Buildings and improvements                      35,602,410      35,542,264
   Accumulated depreciation                       (13,203,424)    (12,370,021)
   Cash                                               300,833         346,176
   Other, net                                       3,459,049       3,521,924
                                                   ----------      ----------
     Total assets                                  34,404,916      35,286,391
                                                   ----------      ----------

   Mortgage notes payable to third-parties         31,851,967      32,127,307
   Other                                            1,166,802       1,913,431
                                                   ----------      ----------
     Total liabilities                             33,018,769      34,040,738
                                                   ----------      ----------
   Net assets                                   $   1,386,147   $   1,245,653
                                                   ==========      ==========
   Company's share:
     Loans to joint ventures                    $   4,270,644   $   5,036,792
     Capital                                       (2,182,378)     (2,224,285)
                                                   ----------      ----------
                                                 $  2,088,266   $   2,812,507
                                                   ==========      ==========

6  RESULTS OF REAL ESTATE INVESTMENTS

  Operations

 The following is a summary of the operating results of the properties underlying the Company's real estate investments:

                                            Six Months Ended June 30,
                                                1995            1994
                                            -----------      ---------
    PROPERTY
    Rentals                                $  6,697,930    $  6,606,758
    Operating expenses                       (1,499,512)     (1,528,595)
    Interest expense                         (2,323,903)     (2,372,846)
    Depreciation and amortization            (2,032,303)     (1,981,707)
    Minority interest                           (59,247)        (55,023)
                                             -----------     -----------
                                           $    782,965    $    668,587
                                             ===========     ===========
    JOINT VENTURES
    Rentals                                $  3,385,973   $   3,274,921
    Operating expenses                         (682,751)       (507,237)
    Interest expense                         (1,472,038)     (1,468,759)
    Depreciation and amortization              (933,954)       (937,155)
                                             -----------     -----------
                                           $    297,230   $     361,770
                                             ===========     ===========
    Company share:
      Interest on loans to joint ventures  $     65,422   $      54,291
      Equity in net income                      287,029         228,133
                                             -----------     -----------
                                           $    352,451   $     282,424
                                             ===========     ===========


7  COSTS ASSOCIATED WITH PROPOSED EQUITY OFFERING AND AN INCREASED LINE OF
CREDIT

 In late 1994, the Company commenced the marketing of additional equity on a private placement basis and incurred $501,227 in Deferred Financing Costs in connection with pursuing the private placement and arranging for an increased line of credit, which was contingent on additional equity. To date, discussions with potential investors have not produced agreement on the terms of an equity investment. Because of the increased uncertainty of a successful equity offering, the Company wrote off the Deferred Financing Costs in the quarter ended March 31, 1995.

8  SUBSEQUENT EVENTS

 On July 14, 1995, the Company purchased an industrial building having approximately 83,000 square feet of rentable space. The property is located in Carson, California and is referred to as Kingsview Industrial Center. The total purchase price was approximately $3,000,000. Included in other assets at June 30, 1995 is $100,000 representing a deposit on the purchase.

 In July 1995, the Company entered into an agreement to extend the maturity of the mortgage notes payable to Massachusetts Mutual Life Insurance Company which are secured by the Huntwood Associates and Wiegman Associates properties from January 1, 1996 to June 1, 1996 on the same terms and conditions as the original financings.

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

 At June 30, 1995, the Company had cash and cash equivalents totaling $5,648,379, of which approximately $4,000,000 was used during July 1995 to purchase an industrial building in Carson, California and to reduce the principal balance on the mortgage note encumbering the Peachtree Corners Distribution Center. The remaining cash will be used to fund working capital needs and reduce other borrowings. During the second quarter of 1995, the Company entered into an agreement to extend its $5,000,000 bank line of credit for three months to September 1, 1995. The Company is currently negotiating another short term extension of the line of credit.

 As more fully discussed under "Results of Operations" below, cash flow from operations was $1,016,330 for the second quarter of 1995 compared to $1,131,464 for the second quarter of 1994. For the six months ended June 30, 1995 and 1994, cash flow from operations was $2,132,200 and $2,853,866, respectively.
The Company intends to distribute to its shareholders at least 95% of taxable income so as to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Dividends will continue to be paid from cash generated by operations, which usually exceeds taxable income.

 A mortgage note payable, secured by the University Business Center property, matured and was refinanced in February 1995. A principal paydown of $3,500,000 was made in conjunction with the refinancing. The funds for the paydown were primarily obtained from a short-term mortgage loan of $3,250,000 secured by the Peachtree Corners Distribution Center.

 In May 1995, the Company entered into an agreement to extend the maturity of the mortgage notes payable to Wells Fargo Realty Advisors which were secured by certain properties included in the Park North Business Center investment. The maturity date of the notes was extended from May 31, 1995 to June 30,1995 and the notes were paid in full with proceeds from the sale of the Park North Business Center discussed below.

 In June 1995, the Company entered into an agreement to extend the maturity of a mortgage note payable to Wells Fargo Bank which is secured by the Huntwood Associates property from June 15, 1995 to January 15, 1997 on the same terms and conditions as the original financing.

 In July 1995, the Company entered into an agreement to extend the maturity of the mortgage notes payable to Massachusetts Mutual Life Insurance Company which are secured by the Huntwood Associates and Wiegman Associates properties from January 1, 1996 to June 1, 1996 on the same terms and conditions as the original financings.

 In late 1994, the Company commenced the marketing of additional equity on a private placement basis and incurred $501,227 in Deferred Financing Costs in connection with pursuing the private placement and arranging for an increased line of credit, which was contingent on additional equity. To date, discussions with potential investors have not produced agreement on the terms of an equity investment. Because of the increased uncertainty of a successful equity offering, the Company wrote-off the Deferred Financing Costs in the quarter ended March 31, 1995.

 During the second quarter of 1995, the Board of Directors determined that further consideration of various strategic alternatives aimed at maximizing shareholder value was appropriate and retained Morgan Stanley & Co. Incorporated ("Morgan Stanley") to identify and evaluate various alternatives which may be available to the Company. Included in general and administrative expenses through June 30, 1995 is approximately $133,000 of fees and expenses payable to Morgan Stanley in connection with this evaluation.

 The carrying value of real estate investments in the consolidated financial statements is reduced to net realizable value, if lower, which is measured by the expected undiscounted future cash flows of the investment. Carrying value, however, may be greater or less than current appraised value. At June 30, 1995, the net excess appraised value over carrying value for all of the Company's real estate assets and joint venture investments was $14,500,000. Investments with excess appraised value aggregated approximately $19,000,000 more than their carrying values, and investments with excess carrying value aggregated approximately $4,500,000 more than their appraised values. The current appraised value of real estate investments has been estimated by management based on a combination of traditional appraisal approaches. Because of the subjectivity inherent in the valuation process, the estimated current appraised value of real estate may differ significantly from that which could be realized if the real estate were offered for sale in the marketplace.

RESULTS OF OPERATIONS

 Sales and Acquisitions

 During the first quarter of 1995, the Company signed purchase and sale agreements to sell its rights and interests in the Park North Business Center and Peachtree Corners Distribution Center investments for $18,500,000 and $10,000,000, respectively The buyer of the properties paid a deposit of $250,000 and loaned the Company $3,250,000 in exchange for a mortgage note payable secured by the Peachtree Corners Distribution Center. On June 30, 1995, the buyer deposited an additional $1,165,000 on the Peachtree Corners Distribution Center. In July 1995, the Company made a payment of $1,000,000, reducing the mortgage loan on the Peachtree Corners Distribution Center to $2,250,000.

 On June 30, 1995, the sale of the Park North Business Center closed. After settlement of the debt obligations encumbering the Park North Business Center properties and payment of selling expenses and other deductions, the Company received cash of approximately $6,825,000, including $125,000 of the initial deposit discussed above, and recognized a gain of approximately $758,000. Net proceeds from the sale were used to pay off the outstanding balance on the line of credit and to purchase Kingsview Industrial Center, an industrial building in Carson, California during July 1995.

 The Peachtree Corners Distribution Center sale is expected to close by November 30, 1995. Upon closing, the remaining principal on the mortgage note encumbering the property will be paid and the Company expects to receive net cash proceeds of approximately $7,750,000, which includes $125,000 of the initial deposit and the $1,165,000 additional deposit discussed above. The Company also expects to recognize a gain on the sale of this investment.

 Restructurings

 On March 30, 1995, the restructuring of the ownership of three partnerships that were formed to own a portion of the Park North Business Center investment was completed and transfer of 100% ownership of the property to the Company occurred. This restructuring transaction did not affect net income (loss) or shareholders' equity. As discussed above, the Company sold its interest in this investment in June 1995.

 The Company continues to seek opportunities to restructure its remaining joint venture investments to align its legal ownership with the economic realities of each venture and to obtain operational control over the venture assets.

 Investment Performance

 For the quarter ended June 30, income from real estate operations was $604,984 and $471,514 in 1995 and 1994, respectively. The improvement from prior year is primarily the result of increased rental income at Columbia Place from a lease transaction completed in the second half of 1994, lower interest expense due to debt reductions at certain properties, and increased rental revenue at certain properties due to higher occupancy rates. The overall leased percentage for the portfolio was 97% at June 30, 1995, up from 93% a year earlier. These improvements were partially offset by the expiration in the first quarter of 1995 of a lease representing approximately one-half the rentable space at the Los Angeles Corporate Center.

 For the six months ended June 30, income from real estate operations increased by $184,405 from 1994 to 1995. This increase is also due to the Columbia Place lease transaction, lower interest expense, and increased occupancy as discussed above. In addition to the vacancy at the Los Angeles Corporate Center, 1995 results through June 30 have been negatively impacted by a provision for bad debts related to a tenant in arrears at the Dominguez Properties which was recorded in the first quarter.

 Cash flow from operations was $2,132,200 for the six months ended June 30, 1995 compared to $2,853,866 for the same period in 1994. The decrease is due primarily to the following three factors: 1) under the terms of the new lease at Columbia Place, cash flow from rent in 1995 is less than in previous years,
2) the lease expiration at the Los Angeles Corporate Center resulted in a loss of cash flow from rental revenue, and 3) cash from operations in the first quarter of 1994 benefited from the realization of cash upon conversion of the Park North Business Center property from a joint venture accounted for under the equity method to a wholly-owned property accounted for on a consolidated basis.

 Portfolio Expenses

 General and administrative expenses for the quarter ended June 30, 1995 increased by $322,735 from the same period in 1994. This increase is primarily the result of certain costs incurred by the Company related to its consideration of various strategic alternatives aimed at maximizing shareholder value. Included in general and administrative expenses for the second quarter of 1995 is approximately $134,000 in legal fees, $133,000 of investment advisory fees, and $56,000 of fees paid to the Board of Directors due to increased frequency of meetings and an increase in the per meeting fee payable to each director which became effective during the second quarter of 1995.

 Interest expense for the second quarter was $69,130 and $44,654 in 1995 and 1994, respectively. The increase in interest expense over the prior year is the result of increased borrowing under the Company's line of credit.

 Portfolio expenses increased in the first six months of 1995 compared to 1994, primarily due to the legal fees, investment advisory fees, and directors' compensation expense discussed above and the $501,227 write-off of deferred financing costs during the first quarter. Management advisory fees for the period decreased by $102,311 in comparison to the comparable period in 1994 which is consistent with the decrease in cash flow from operations upon which the fee is based. Interest expense through June 30, 1995 increased over the same period in 1994 as a result of increased borrowings on the Company's line of credit.

                             COPLEY PROPERTIES, INC.

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1995

                                     PART II

                                OTHER INFORMATION






Item 4. The annual meeting of the stockholders of Registrant was held on June 13, 1995.
          There was one item voted on by the stockholders at the meeting. The results of the voting on this item was as follows:

          Election of Directors of the Company

                                           Number of Shares
                                          For       Withheld Authority

          Stephen H. Anthony            2,336,878      470,614
          M. Colyer Crum                2,329,225      478,267
          R. John Griefen               2,328,976      478,516
          William F. McCall, Jr.        2,330,226      477,266
          Joseph W. O'Connor            2,336,878      470,614
          Joseph F. Turley              2,334,775      472,717
          Steven E. Wheeler             2,329,226      478,266

                             COPLEY PROPERTIES, INC.

                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1995

                                     PART II

                                OTHER INFORMATION






Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibits:   See Exhibit Index on page 19.

          b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   EXHIBIT INDEX



EXHIBIT NUMBER                EXHIBIT                            PAGE NUMBER

   27             Financial Data Schedule                             20

   3 (i) Articles of Incorporation. Restated Certificate of Incorporation of Copley Properties, Inc. dated June 24, 1985; Certificate of Amendment to the Certificate of Incorporation of Copley Properties, Inc. dated May 9, 1990; Certificate of Amendment to the Restated Certificate of Incorporation of Copley Properties, Inc. dated June 16, 1994.

   3 (ii)         By-Laws.  By-Laws of Copley Properties, Inc.
                  as amended to date.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        COPLEY PROPERTIES, INC.
                              (Registrant)


August 15, 1995         /s/   Peter P. Twining
                        ----------------------
                              Peter P. Twining
                              Vice President and Secretary


August 15, 1995         /s/   Daniel C. Mackowiak
                        -------------------------
                              Daniel C. Mackowiak
                              Treasurer and Principal Financial
                              and Chief Accounting Officer