Form 10-Q
period 1995-09-30
COPLEY PROPERTIES INC
filed 1995-11-13
CIK 769017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                 _______________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended SEPTEMBER 30, 1995         COMMISSION FILE NUMBER 1-8927



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


                              YES___X___          NO______



PAGE 1 OF 46 PAGES.                 SEE EXHIBIT INDEX ON PAGE 17.

     As of November 9, 1995, there were issued and outstanding 3,584,350 shares of Common Stock, $1.00 par value, and one share of Class A Common Stock, $1.00 par value.

                              COPLEY PROPERTIES, INC.

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART I

                               FINANCIAL INFORMATION



                                                                      Page(s)

           Item 1.    Financial Statements                                3


           Item 2.    Management's Discussion and Analysis               11
                      of Financial Condition and Results of Operations

COPLEY PROPERTIES, INC.
________________________________________________________________________

Consolidated Balance Sheets (Unaudited)
________________________________________________________________________

                                             September 30,         December 31,
                                                   1995                1994
                                             -------------        -------------
ASSETS

Real estate investments (Notes 4 and 5):
 Property, net                               $  80,548,368        $  88,795,709
 Joint ventures                                          -            1,037,178
 Investment in tenancies-in-common               2,186,305                    -
 Loans to joint ventures                                 -            5,036,792
 Ground lease (Note 4)                                   -            1,187,000
 Notes receivable                                  738,873              824,077
 Other                                             184,260              681,356
                                             -------------        -------------
   Total real estate investments                83,657,806           97,562,112

Cash and cash equivalents                        1,401,071            1,491,554
Deferred financing costs (Note 7)                        -              486,366
                                             -------------        -------------
   Total assets                              $  85,058,877        $  99,540,032
                                             =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Losses of joint ventures
   in excess of investment                   $           -        $   3,261,463
 Accounts payable and other liabilities            357,418              436,478
 Deposit on sale of property (Note 4)            1,290,000                    -
 Accrued management advisory fees                2,606,205            2,491,445
 Line of credit borrowings                               -            3,500,000
    Mortgage notes payable (Notes 4 and 5)      41,649,080           49,374,668
 Dividend payable                                  967,754                    -
                                             -------------        -------------
   Total liabilities                            46,870,457           59,064,054
                                             -------------        -------------
SHAREHOLDERS' EQUITY:
 Common stock, $1.00 par value;
   authorized 20,000,000 shares;
   issued 4,007,500 shares                       4,007,500            4,007,500
 Additional paid-in capital                     69,625,444           69,625,444
 Treasury stock; 423,150 shares
   of common stock, at cost                     (4,895,726)          (4,895,726)
 Cumulative deficit                            (30,548,799)         (28,261,241)
 Class A common stock                                    1                    1
                                             -------------        -------------
   Total shareholders' equity                   38,188,420           40,475,978
                                             -------------        -------------
   Total liabilities and
     shareholders' equity                    $  85,058,877        $  99,540,032
                                             =============        =============

 The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.

Consolidated Statements of Operations and Cumulative Deficit (Unaudited)

                                                Quarter Ended      Quarter Ended     Nine Months Ended      Nine Months Ended
                                               Sept. 30, 1995     Sept. 30, 1994    Sept. 30, 1995         Sept. 30, 1994
                                               --------------     --------------    -----------------      -----------------
INVESTMENT ACTIVITY (Note 6):
 Property operations, net                      $      314,475     $      410,147     $       1,097,441      $       1,078,734
 Share of real estate investment earnings
     Operations                                       256,536             63,999               608,987                346,423
     Lease termination charges                              -         (2,020,471)                    -             (2,020,471)
                                               --------------     --------------     -----------------      -----------------
     Total from real estate investments               571,011         (1,546,325)            1,706,428               (595,314)

 Gain on sale of property                                   -                  -               757,776                      -
                                               --------------     --------------     -----------------      -----------------
 Total real estate activity                           571,011         (1,546,325)            2,464,204               (595,314)

 Interest on short-term investments
     and cash equivalents                              13,634             17,052                18,237                 70,204
                                               --------------     --------------     -----------------      -----------------

     Total investment activity                        584,645         (1,529,273)            2,482,441               (525,110)
                                               --------------     --------------     -----------------      -----------------
PORTFOLIO EXPENSES:
 Management advisory fee                             (109,807)          (151,023)             (390,152)              (533,679)
 General and administrative                           (87,839)           (65,974)             (289,655)              (196,549)
 Professional fees                                   (229,882)           (44,516)             (583,959)              (135,603)
 Interest expense                                      (9,520)           (76,178)             (173,427)              (134,916)
 Write-off of deferred financing costs (Note 7)             -                  -              (501,227)                     -
                                               --------------     --------------     -----------------      -----------------
                                                     (437,048           (337,691)           (1,938,420)            (1,000,747)
                                               --------------     --------------     -----------------      -----------------
NET INCOME (LOSS)                                     147,597         (1,866,964)              544,021             (1,525,857)

 Common stock dividends                              (967,754)          (896,071)           (2,831,579)            (2,473,159)

CUMULATIVE DEFICIT:
 Beginning of period                              (29,728,642)       (25,591,048)          (28,261,241)           (24,355,067)
                                               --------------     --------------     -----------------      -----------------
 End of period                                 $  (30,548,799)    $  (28,354,083)    $     (30,548,799)     $     (28,354,083)
                                               ==============     ==============     =================      =================
PER SHARE DATA:

 Net Income                                    $          .04     $         (.52)    $             .15      $            (.43)
                                               ==============     ==============     =================      =================
 Dividends                                     $          .27     $          .25     $             .79      $             .69
                                               ==============     ==============     =================      =================

The accompanying notes are an integral part of these consolidated financial statements.


COPLEY PROPERTIES, INC.

Consolidated Statements of Cash Flows (Unaudited)



                                                 Nine Months ended September 30,
                                                        1995          1994
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $  544,021   $  (1,525,857)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Joint venture and tenancy-in common operations      (539,142)       (287,710)
  Lease termination charges                                  -       2,020,471
  Cash distributions from joint ventures
   and tenancies-in-common                             629,020       1,216,676
  Property depreciation and amortization             2,877,433       2,930,965
  Write-off of deferred financing costs                501,227               -
  Gain on sale of property                            (757,776)              -
  Increase in investment income receivable             (79,088)              -
  Increase in deferred leasing commissions            (380,147)       (292,789)
  Decrease (Increase) in property working capital      194,214        (226,284)
  Increase in accounts payable and
   accrued management advisory fees                     27,853         120,872
  Other, net                                                 -         (27,068)
                                                 -------------   -------------
   Net cash provided by operating
    activities                                       3,017,615       3,929,276
                                                 -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans to joint ventures                    (6,436)        (28,225)
  Reduction of loans to joint ventures                       -          85,271
 Investment in Property                             (4,318,206)     (3,259,167)
 Decrease in short-term investments, net                     -       1,967,451
 Investment in joint ventures                          (18,809)              -
 Proceeds from sale of property                     12,982,793               -
 Decrease in notes receivable                           85,204       2,416,998
 Increase in other assets                              (46,040)       (199,477)
 Deposit received on sale of property                1,290,000               -
                                                 -------------   -------------
   Net cash provided by investing activities         9,968,506         982,851
                                                 -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease) increase in line of
    credit borrowings, net                          (3,500,000)      3,600,000
 Proceeds from third-party mortgage note             3,250,000               -
 Principal payments on mortgage notes              (10,820,368)     (6,776,019)
 Dividends paid                                     (1,863,825)     (1,577,088)
 Financing costs paid                                 (142,411)              -
                                                 -------------   -------------
   Net cash used in financing activities           (13,076,604)     (4,753,107)
                                                 -------------   -------------
 Net (decrease) increase in cash and cash
  equivalents                                          (90,483)        159,020

CASH AND CASH EQUIVALENTS:
  Beginning of period                                1,491,554       1,901,790
                                                 -------------   -------------
  End of period                                  $   1,401,071   $   2,060,810
                                                 =============   =============

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

 Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

2    ORGANIZATION AND BUSINESS

  Copley Properties, Inc., a Delaware corporation, was incorporated in May 1985 and operates as a qualified real estate investment trust under applicable provisions of the Internal Revenue Code of 1986, as amended. The Company acquires, develops, operates and owns primarily industrial real estate. The Company currently owns and operates, either directly or through tenancy-in-common arrangements, 16 properties totaling over 2.8 million square feet of net rentable area. Copley Real Estate Advisors, Inc. (the "Advisor") provides investment management and administrative services to the Company. The Advisor is an indirect wholly-owned subsidiary of New England Investment Companies, L.P. ("NEIC"), a publicly traded limited partnership. New England Mutual Life Insurance Company is the principal unitholder of NEIC.


3    LINE OF CREDIT

 The Company has an unsecured line of credit agreement with a bank which expires on November 30, 1995. Under its terms, the Company can borrow up to $5,000,000 at the prime rate of interest or LIBOR plus 1.5%. As of September 30, 1995, the Company had no borrowings under the line of credit. The Company is currently negotiating an extension of the line of credit.


4    RESTRUCTURINGS, FINANCINGS, ACQUISITIONS AND SALES

 Restructurings

 On March 30, 1995, the restructuring of the ownership of three partnerships that were formed to own certain of the Park North Business Center properties was completed and transfer of 100% ownership of the properties to the Company occurred. This restructuring does not impact the accompanying consolidated financial statements as the Company obtained 100% economic control of the entities at the beginning of 1994. As discussed further under "Sales," the entire property was sold on June 30, 1995.

 On August 16, 1995, the Company entered into agreements with certain of its co-venture partners to restructure the ownership of their joint venture investments as tenancies-in-common between the Company and the respective co-venturers. Certain amounts previously recorded by the Company as loans to the joint ventures have been reclassified as part of the Company's capital contribution to its ownership interest in the tenancies-in-common. These transactions did not generate a gain or loss or have an impact on shareholders' equity. Subsequent to the establishment of the tenancies in common, the respective ownership interests of the Company and its co-tenants-in-common are substantially as follows:

                                              Copley
                                           Properties, Inc.    Co-tenant
                                           -----------------------------
          Central Distribution Center          57.38%            42.62%
          West Side Business Park              75.49%            24.51%
          Metro Business Park                  69.03%            30.97%
          Dominguez Properties                 55.00%            45.00%
          Columbia Place                       78.00%            22.00%
          270 Technology Park                  61.00%            39.00%


 In September 1995, the Company paid approximately $100,000 to terminate an incentive property management agreement in the Broadway Industrial Center investment and paid approximately $200,000 in October 1995 to terminate an incentive property management agreement at the Baygreen Industrial Park. As the incentive property management agreements represent a contingent equity interest in the properties granted at the date of acquisition, payable upon sale, refinancing, or termination, the termination fees paid have been recorded as acquisition costs and consequently added to the Company's carrying value of the investments.


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


Acquisitions

 In July 1995, the Company purchased the Kingsview Industrial Center, an 83,000 square foot industrial building located in Carson, California, for approximately $3,000,000 in cash.


Sales

 On March 28, 1995, the Company signed a purchase and sale agreement to sell all of its interests and rights, including its ground lease position, related to the Park North Business Center investment for approximately $18,500,000. The closing occurred on June 30, 1995. Proceeds from the sale were used to pay off the mortgage notes payable to Wells Fargo Realty Advisors discussed above and the revenue bonds which were owed by the ground lessee and guaranteed by the Company. After settlement of the debt and payment of selling expenses, the Company received net cash proceeds of approximately $6,825,000, including a deposit of $125,000 received in March 1995. The proceeds from this sale were used to purchase the Kingsview Industrial Center property discussed above and to pay off the Company's line of credit. The Company recognized a gain of approximately $758,000 on the sale of this investment.

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

5    REAL ESTATE ASSETS AND LIABILITIES

 The following is a summary of the assets and liabilities underlying the Company's real estate investments:

                                                 September 30,    December 31,
                                                       1995             1994
                                                 -------------   -------------
   PROPERTY

   Land                                          $  22,694,254   $  24,018,575
   Buildings and improvements                       60,634,384      66,402,879
   Accumulated depreciation                         (6,472,554)     (5,079,353)
   Deferred leasing costs and other assets, net      1,384,082       1,487,678
   Minority interest                                 1,507,692       1,471,483
                                                 -------------   -------------
     Total real estate assets                       79,747,858      88,301,262
   Accounts receivable                               1,825,703       2,254,603
   Accounts payable and other liabilities           (1,025,193)     (1,760,156)
                                                 -------------   -------------
                                                 $  80,548,368   $  88,795,709
                                                 =============   =============

   Mortgage notes payable to third-parties       $  41,649,080   $  49,374,668
                                                 =============   =============

   INVESTMENTS IN TENANCIES-IN-COMMON AND JOINT VENTURES

   Land                                          $   8,246,048   $   8,246,048
   Buildings and improvements                       35,667,726      35,542,264
   Accumulated depreciation                        (13,624,385)    (12,370,021)
   Cash                                                462,240         346,176
   Other, net                                        3,709,268       3,521,924
                                                 -------------    ------------
     Total assets                                   34,460,897      35,286,391
                                                 -------------    ------------

   Mortgage notes payable to third-parties          31,719,754      32,127,307
   Other                                             1,052,193       1,913,431
                                                 -------------    ------------
     Total liabilities                              32,771,947      34,040,738
                                                 -------------    ------------
   Net assets                                    $   1,688,950    $  1,245,653
                                                 =============    ============
   Company's share:
     Loans to joint ventures                     $           -    $  5,036,792
     Capital                                         2,186,305      (2,224,285)
                                                 -------------    ------------
                                                 $   2,186,305    $  2,812,507
                                                 =============    ============

6    RESULTS OF REAL ESTATE INVESTMENTS

  Operations

  The following is a summary of the operating results of the properties underlying the Company's real estate investments:

                                           Nine Months Ended September 30,
                                                  1995            1994
                                            ------------     ------------
    PROPERTY
    Rentals                                 $  9,737,669     $  9,910,390
    Operating expenses                        (2,332,605)      (2,263,831)
    Interest expense                          (3,346,967)      (3,523,708)
    Depreciation and amortization             (2,876,865)      (2,950,492)
    Minority interest                            (83,791)         (93,625)
                                            ------------     ------------
                                            $  1,097,441     $  1,078,734
                                            ============     ============

    OPERATIONS OF TENANCIES-IN-COMMON AND JOINT VENTURES
    Rentals                                 $  5,131,829     $  5,599,091
    Operating expenses                          (937,771)        (854,372)
    Interest expense                          (2,167,829)      (2,180,695)
    Depreciation and amortization             (1,366,612)      (4,084,520)
                                            ------------     ------------
                                            $    659,617     $ (1,520,496)
                                            ============     ============
    Company share:
      Interest on loans to joint ventures   $     69,845     $     58,713
      Equity in net income (losses)              539,142       (1,732,761)
                                            ------------     ------------
                                            $    608,987     $ (1,674,048)
                                            ============     ============

7    COSTS ASSOCIATED WITH PROPOSED EQUITY OFFERING AND AN INCREASED LINE OF
     CREDIT

 In late 1994, the Company commenced the marketing of additional equity on a private placement basis and incurred $501,227 in Deferred Financing Costs in connection with pursuing the private placement and arranging for an increased line of credit, which was contingent on additional equity. Discussions with potential investors did not produce an agreement on the terms of an equity investment and the Company wrote off the Deferred Financing Costs in the quarter ended March 31, 1995.

COPLEY PROPERTIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

 The Company's assets consist primarily of investments in real estate. Several properties are owned directly by the Company; others are owned through tenancy-in-common arrangements. As a tenant-in-common, the Company is obligated to fund its proportionate share of operating deficits.

 At September 30, 1995, the Company had cash and cash equivalents of $1,401,071. The cash will be used to fund working capital needs. During the third quarter of 1995, the Company entered into an agreement to extend its $5,000,000 bank line of credit for ninety days to November 30, 1995. The Company is currently negotiating another short term extension of the line of credit.

 As more fully discussed under "Results of Operations" below, cash flow from operations was $885,415 for the third quarter of 1995 compared to $1,075,410 for the third quarter of 1994. For the nine months ended September 30, 1995 and 1994, cash flow from operations was $3,017,615 and $3,929,276, respectively.
The Company intends to distribute to its shareholders at least 95% of taxable income so as to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. Dividends will continue to be paid from cash generated by operations, which usually exceeds taxable income.

 A mortgage note payable, secured by the University Business Center property, matured and was refinanced in February 1995. A principal paydown of $3,500,000 was made in conjunction with the refinancing. The funds for the paydown were primarily obtained from a short-term mortgage loan of $3,250,000 secured by the Peachtree Corners Distribution Center.

 In May 1995, the Company entered into an agreement to extend the maturity of the mortgage notes payable to Wells Fargo Realty Advisors which were secured by certain properties included in the Park North Business Center investment. The maturity date of the notes was extended from May 31, 1995 to June 30, 1995 and the notes were paid in full with proceeds from the sale of the Park North Business Center discussed below.

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

 In late 1994, the Company commenced the marketing of additional equity on a private placement basis and incurred $501,227 in Deferred Financing Costs in connection with pursuing the private placement and arranging for an increased line of credit, which was contingent on additional equity. Discussions with potential investors did not produce an agreement on the terms of an equity investment and the Company wrote-off the Deferred Financing Costs in the quarter ended March 31, 1995.

 During the second quarter of 1995, the Company retained Morgan Stanley & Co. Incorporated (Morgan Stanley) as its financial advisor to assess the strategic alternatives available to the Company in order to maximize shareholder value.
In September 1995, Morgan Stanley recommended that the Company solicit the interest of third parties in merging with the Company or acquiring its stock or assets. Based on this recommendation, as well as the advice from its legal advisors and the Company's management, the Board of Directors determined that it was in the best interest of the shareholders to gauge the market's interest in acquiring the Company. The Board of Directors emphasized that the Company would not be sold unless the price and other terms were in the best interest of the shareholders. Morgan Stanley is currently assisting the Company in the solicitation of interest of third parties. Included in professional fees for the nine months ended September 30, 1995 is approximately $249,000 of fees and expenses earned by Morgan Stanley and $195,000 in legal fees incurred in connection with this process. In addition, fees paid to the Board of Directors for the nine months ended September 30, 1995, which are included in general and administrative expenses, increased by $84,000 over the comparable period last year due to increased frequency of meetings and an increase in the per meeting fee payable to each director which became effective during the second quarter of 1995.

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

 On June 30, 1995, the sale of the Park North Business Center closed. After settlement of the debt obligations encumbering the Park North Business Center properties and payment of selling expenses and other deductions, the Company received cash of approximately $6,825,000, including $125,000 of the initial deposit discussed above, and recognized a gain of approximately $758,000. Net proceeds from the sale were used to pay off the outstanding balance on the line of credit and to purchase Kingsview Industrial Center, an industrial building in Carson, California in July 1995.

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

 On August 16, 1995, the Company entered into agreements with certain of its co-venture partners to restructure the ownership of the joint venture investments as tenancies-in-common. Certain amounts previously recorded by the Company as loans to the joint ventures have been reclassified as part of the Company's capital contribution to its ownership interest in the tenancies-in-common.
These transactions did not generate a gain or a loss or have an impact on shareholders' equity.

 In September 1995, the Company paid approximately $100,000 to terminate an incentive property management agreement in the Broadway Industrial Center investment and paid approximately $200,000 in October 1995 to terminate an incentive property management agreement at the Baygreen Industrial Park. As the incentive property management agreements represent a contingent equity interest in the properties granted at the date of acquisition, payable upon sale, refinancing, or termination, the termination fees have been recorded as acquisition costs and consequently added to the Company's carrying value of the investments.

 The Company continues to seek opportunities to restructure its investments to consolidate its ownership interests.


 Investment Performance

 For the quarter ended September 30, 1995, income from real estate operations was $571,011 as compared to a loss of $1,546,325, which included $2,020,471 in lease termination charges, in the same quarter in 1994. After eliminating the effect of the lease termination charges, the improvement from prior year is primarily due to a decrease in depreciation expense which resulted from the sale of the Park North Business Center on June 30, 1995; lower interest expense due to debt reductions at certain properties; income generated from Kingsview Industrial Center which was purchased in July 1995; and increased rental revenue at certain properties due to higher occupancy rates. The overall leased percentage for the portfolio was 98% at September 30, 1995, up from 95% a year earlier. These improvements were partially offset by a write-off of approximately $83,000 in rent receivable from a former tenant of the Huntwood Associates property; the expiration in the first quarter of 1995 of a lease representing approximately one-half the rentable space at the Los Angeles Corporate Center; and the loss of operating income generated from the Park North property which was sold.

 For the nine months ended September 30, 1995, income from real estate operations was $1,706,428 as compared to a loss of $595,314 in the same period last year. After eliminating the effect of the lease termination charges recorded in 1994, the improvement from prior year is primarily due to the items noted above.

 Cash flow from operations was $3,017,615 for the nine months ended September 30, 1995 compared to $3,929,276 for the same period in 1994. The decrease is due primarily to the following four factors: 1) under the terms of the new lease at Columbia Place, cash flow from rent in 1995 is less than in previous years, 2) cash from operations in the first quarter of 1994 benefited from the realization of cash upon conversion of the Park North Business Center property from a joint venture accounted for under the equity method to a wholly-owned property accounted for on a consolidated basis, and 3.) a significant lease expired at the Los Angeles Corporate Center in the first quarter of 1995, and 4.) the Park North Business Center was sold in the second quarter of 1995. These decreases to cash flow were partially offset by general improvement in operations at the other properties.

 Portfolio Expenses

 Professional fees for the quarter ended September 30, 1995 increased by $185,366 from the same period in 1994. This increase is primarily the result of certain costs incurred by the Company related to its consideration of various strategic alternatives aimed at maximizing shareholder value and subsequent solicitation of proposals to acquire the Company. Included in professional fees for the third quarter of 1995 is approximately $116,000 of investment advisory fees earned by Morgan Stanley and approximately $61,000 in legal fees related to this process. In addition, fees paid to the Board of Directors, which are included in general and administrative expenses, increased by $28,000 over the comparable quarter last year due to increased frequency of meetings and an increase in the per meeting fee payable to each director which became effective during the second quarter of 1995.

 Interest expense for the third quarter was $9,520 and $76,178 in 1995 and 1994, respectively. The decrease in interest expense is the result of lower borrowings under the Company's line of credit.

 Portfolio expenses increased in the first nine months of 1995 compared to 1994, primarily due to the legal fees, investment advisory fees, and directors' compensation expense incurred during the second and third quarters and the $501,227 write-off of deferred financing costs during the first quarter. Management advisory fees for the period decreased by approximately $143,500 in comparison to the same period in 1994 which is consistent with the decrease in cash flow from operations upon which the fee is based. Interest expense through September 30, 1995 increased over the same period in 1994 as a result of higher borrowings on the Company's line of credit during the first two quarters of 1995.

                             COPLEY PROPERTIES, INC.

                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                     PART II

                                OTHER INFORMATION






Item 6. Exhibits and Reports on Form 8-K

      a.   Exhibits:   See Exhibit Index on page 17.

      b.   Reports on Form 8-K:   On October 6, 1995, the Company filed one
           current report on Form 8-K dated September 28, 1995, reporting item No. 5 "Other Events," in which the Company reported that on September 20, 1995 it had amended the rights agreement between the Company and State Street Bank & Trust Company.

                                EXHIBIT INDEX



EXHIBIT NUMBER                 EXHIBIT                            PAGE NUMBER

   3 (i)       Articles of Incorporation.  Restated                     *
               Certificate of Incorporation of Copley
               Properties, Inc. dated June 24, 1985;
               Certificate of Amendment to the Certificate of Incorporation of Copley Properties, Inc.
               dated May 9, 1990; Certificate of Amendment to the Restated Certificate of Incorporation of Copley Properties, Inc. dated June 16, 1994.

   3 (ii)      By-Laws.  By-Laws of Copley Properties, Inc.            18
               as amended to date.

   27          Financial Data Schedule                                 45


* incorporated by reference

                                       BY-LAWS

                                         OF

                               COPLEY PROPERTIES, INC.

                                       BY-LAWS

                                  TABLE OF CONTENTS


         ARTICLE 1   - Stockholders.................................  1

              Section 1.1  Place of Meetings........................  1
              Section 1.2  Annual Meeting...........................  1
              Section 1.3  Special Meetings.........................  1
              Section 1.4  Notice of Meetings.......................  1
              Section 1.5  Voting List..............................  2
              Section 1.6  Quorum...................................  2
              Section 1.7  Adjournments.............................  2
              Section 1.8  Voting and Proxies.......................  2
              Section 1.9  Action at Meeting........................  3
              Section 1.10 Action without Meeting...................  3

         ARTICLE 2 - Directors......................................  3

              Section 2.1  General Powers...........................  3
              Section 2.2  Number; Election and
                           Qualification............................  3
              Section 2.3  Independent Directors....................  4
              Section 2.4  Approval by Independent
                           Directors................................  4
              Section 2.5  Duties of Independent Directors..........  4
              Section 2.6  Enlargement of the Board.................  5
              Section 2.7  Tenure...................................  5
              Section 2.8  Vacancies................................  5
              Section 2.9  Resignation..............................  6
              Section 2.10 Regular Meetings.........................  6
              Section 2.11 Special Meetings.........................  6
              Section 2.12 Notice of Special
                           Meetings.................................  6
              Section 2.13 Meetings by Telephone
                           Conference Calls.........................  6
              Section 2.14 Quorum...................................  7
              Section 2.15 Action by Meeting........................  7
              Section 2.16 Action by Consent........................  7
              Section 2.17 Removal..................................  7
              Section 2.18 Committees...............................  7
              Section 2.19 Compensation of Directors................  8
              Section 2.20 Nomination of Directors..................  8

         ARTICLE 3 - Officers.......................................  9

              Section 3.1  Enumeration..............................  9
              Section 3.2  Election.................................  9
              Section 3.3  Qualification............................  9
              Section 3.4  Tenure...................................  9
              Section 3.5  Resignation and Removal..................  9
              Section 3.6  Vacancies................................ 10
              Section 3.7  Chairman and Vice-Chairman
                           of the Board............................. 10
              Section 3.8  President................................ 10
              Section 3.9  Vice Presidents.......................... 10
              Section 3.10 Secretary and Assistant
                           Secretaries.............................. 11
              Section 3.11 Treasurer and Assistant
                           Treasurers............................... 11
              Section 3.12 Salaries................................. 12

         ARTICLE 4 - Capital Stock.................................. 12

              Section 4.1  Issuance of Stock........................ 12
              Section 4.2  Certificates of Stock.................... 12
              Section 4.3  Transfers................................ 12
              Section 4.4  Lost, Stolen or Destroyed
                           Certificates............................. 13
              Section 4.5  Record Date.............................. 13

         ARTICLE 5 - Indemnification................................ 14

              Section 5.1  Actions, Suits and Proceedings
                           Other than by or in the Right
                           of the Corporation....................... 14
              Section 5.2  Actions or Suits by or in
                           the Right of the Corporation............. 14
              Section 5.3  Indemnification of Expenses
                           of Successful Party...................... 15
              Section 5.4  Notification and Defense
                           of Claim................................. 15
              Section 5.5  Advance of Expenses...................... 16
              Section 5.6  Procedure for Indemnification............ 17
              Section 5.7  Remedies................................. 17
              Section 5.8  Subsequent Amendment..................... 18
              Section 5.9  Other Rights............................. 18
              Section 5.10 Partial Indemnification.................. 18
              Section 5.11 Insurance................................ 18
              Section 5.12 Merger or Consolidation.................. 19
              Section 5.13 Savings Clause........................... 19
              Section 5.14 Definitions.............................. 19
              Section 5.15 Subsequent Legislation................... 19

         ARTICLE 6 - General Provisions............................. 19

              Section 6.1  Fiscal Year.............................. 19
              Section 6.2  Corporate Seal........................... 19
              Section 6.3  Waiver of Notice......................... 19
              Section 6.4  Voting of Securities..................... 20
              Section 6.5  Evidence of Authority.................... 20
              Section 6.6  Certificate of
                           Incorporation............................ 20
              Section 6.7  Transactions with
                           Interested Parties....................... 20
              Section 6.8  Annual Statement......................... 21
              Section 6.9  Certain Policies of the
                           Corporation.............................. 21
              Section 6.10 Severability............................. 23
              Section 6.11 Pronouns................................. 23

         ARTICLE 7 - Amendments..................................... 23

              Section 7.1  By the Board of Directors................ 23
              Section 7.2  By the Stockholders...................... 23

                                       BY-LAWS

                                         OF

                               COPLEY PROPERTIES, INC.



                              ARTICLE 1 - Stockholders


                   1.1 Place of Meetings. All meetings of stockholders shall be held at such place within or without the State of Delaware as may be designated from time to time by the Board of Directors or the President or, if not so designated, at the registered office of the corporation.

                   1.2 Annual Meeting. The annual meeting of stockholders for the election of directors and for the transaction of such other business as may properly be brought before the meeting shall be held on the second Tuesday of June in each year, at a time fixed by the Board of Directors. If this date shall fall upon a legal holiday at the place of the meeting, then such meeting shall be held on the next succeeding business day at the same hour. If no annual meeting is held in accordance with the foregoing provisions, the Board of Directors shall cause the meeting to be held as soon thereafter as convenient. If no annual meeting is held in accordance with the foregoing provisions, a special meeting may be held in lieu of the annual meeting, and any action taken at that special meeting shall have the same effect as if it had been taken at the annual meeting, and in such case all references in these By-Laws to the annual meeting of the stockholders shall be deemed to refer to such special meeting.

                   1.3 Special Meetings. Special meetings of the stockholders may be called at any time by the Board of Directors, by a majority of the Independent Directors (as defined below) or by the Chairman of the Board of Directors (the "Chairman"). Business transacted at any special meeting of stockholders shall be limited to matters relating to the purpose or purposes stated in the notice of the meeting.

                   1.4 Notice of Meetings. Except as otherwise provided by law, written notice of each meeting of stockholders, whether annual or special, shall be given not less than 10 nor more than 60 days before the date of the meeting to each stockholder entitled to vote at such meeting. The notices of all meetings shall state the place, date and hour of the meeting. The notice of a special meeting shall state, in addition, the purpose or purposes for which the meeting is called. If mailed, notice is given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the corporation.

                   1.5 Voting List. The officer who has charge of the stock ledger of the corporation shall prepare, at least 10 days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, at a place within the city where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time of the meeting, and may be inspected by any stockholder who is present.

                   1.6 Quorum. Except as otherwise provided by law, the Certificate of Incorporation or these By-Laws, the holders of a majority of the shares of the capital stock of the corporation issued and outstanding and entitled to vote at the meeting, present in person or represented by proxy, shall constitute a quorum for the transaction of business.

                   1.7 Adjournments. Any meeting of stockholders may be adjourned to any other time and to any other place at which a meeting of stockholders may be held under these By-Laws by the stockholders present or represented at the meeting and entitled to vote, although less than a quorum, or, if no stockholder is present, by any officer entitled to preside at or to act as Secretary of such meeting. It shall not be necessary to notify any stockholder of any adjournment of less than 30 days if the time and place of the adjourned meeting are announced at the meeting at which adjournment is taken, unless after the adjournment a new record date is fixed for the adjourned meeting. At the adjourned meeting, the corporation may transact any business which might have been transacted at the original meeting.

                   1.8 Voting and Proxies. Each stockholder shall have one vote for each share of stock entitled to vote held of record by such stockholder and a proportionate vote for each fractional share so held, unless otherwise provided in the Certificate of Incorporation. Each stockholder of record entitled to vote at a meeting of stockholders, or to express consent or dissent to corporate action in writing without a meeting, may vote or express such consent or dissent in person or may authorize another person or persons to vote or act for him by written proxy executed by the stockholder or his authorized agent and delivered to the Secretary of the corporation. No such proxy shall be voted or acted upon after three years from the date of its execution, unless the proxy expressly provides for a longer period.

                   1.9 Action at Meeting. When a quorum is present at any meeting, the holders of a majority of the stock present or represented and voting on a matter (or if there are two or more classes of stock entitled to vote as separate classes, then in the case of each such class, the holders of a majority of the stock of that class present or represented and voting on a matter) shall decide any matter to be voted upon by the stockholders at such meeting, except when a different vote is required by express provision of law, the Certificate of Incorporation or these By-Laws. Any election by stockholders shall be determined by a plurality of the votes cast by the stockholders entitled to vote at the election.

                   1.10 Action without Meeting. Any action required or permitted to be taken at any annual or special meeting of stockholders of the corporation may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, is signed by the holders of all of the outstanding stock of the corporation entitled to vote on such action.


                                ARTICLE 2 - Directors

                   2.1 General Powers. The business and affairs of the corporation shall be managed by or under the direction of a Board of Directors, who may exercise all of the powers of the corporation except as otherwise provided by law, the Certificate of Incorporation or these By-Laws. The Board of Directors may delegate the duty of management of the assets and the administration of its day-to-day operation to an investment advisor (the "Advisor") pursuant to a written contract or contracts, or any renewal thereof, which have obtained the requisite approvals of the Board of Directors, including a majority of the Independent Directors. In the event of a vacancy in the Board of Directors, the remaining directors, except as otherwise provided by law, may exercise the powers of the full Board until the vacancy is filled.

                   2.2 Number; Election and Qualification. The number of directors which shall constitute the whole Board of Directors shall be determined by resolution of the Board of Directors, but in no event shall be less than three. The number of directors may be decreased at any time and from time to time by a majority of the directors then in office, but only to eliminate vacancies existing by reason of the death, resignation, removal or expiration of the term of one or more directors. Except as provided in Section 2.8 of this Article II, the directors shall be elected at the annual meeting of stockholders by such stockholders as have the right to vote on such election. Directors need not be stockholders of the corporation.

                   2.3 Independent Directors. At least a majority of the entire Board of Directors and a majority of every committee of the Board of Directors shall be Independent Directors. An Independent Director shall mean a Director who is not, directly or indirectly, an affiliate of the Advisor of the corporation. An affiliate of the Advisor shall mean a person who: (a) is an officer or director or employee of the Advisor; (b) beneficially owns 5% or more of any class of equity securities of the Advisor because of the power to vote, sell, or exercise a right to acquire such securities; (c) is an officer, director or employee of, or beneficially owns 5% or more of any class of equity securities of an entity that controls, is controlled by or is under common control with, the Advisor; or (d) has a member of his immediate family who has one of the foregoing relationships with the Advisor.

                   2.4 Approval by Independent Directors. For all purposes, a transaction which is subject to approval by a majority of the Independent Directors shall be approved if such transaction is approved by a majority of the Directors present and entitled to vote at a meeting at which a quorum is present, provided that the Independent Directors voting to approve the transaction constitute an absolute majority of all Independent Directors serving at such time.

                   2.5 Duties of Independent Directors. The Independent Directors of the corporation shall have the special duties described in this Section 2.5:

                        (a) The Independent Directors shall supervise the relationship of the corporation with the Advisor and shall evaluate the capability and performance of the Advisor before entering into or renewing any advisory agreement (the "Advisory Agreement"). The criteria used to evaluate the performance of the Advisor shall be set forth in the minutes of a meeting of the Board of Directors. The Independent Directors shall supervise the performance of the Advisor and the compensation paid to it by the corporation to determine that the provisions of any Advisory Agreement between the corporation and the Advisor are being carried out. The Independent Directors shall determine at least annually that the compensation that the corporation agrees to pay to the Advisor is reasonable in relation to the nature and the quality of services performed. Each Independent Director shall have a fiduciary duty to supervise the relationship of the corporation to the Advisor.

                        (b) The Independent Directors shall review the corporation's investment policies at least annually to determine that the policies are being followed by the corporation and are in the best interests of its stockholders. The findings of the Independent Directors shall be set forth in the minutes of meetings of the Board of Directors. Such investment policies may be altered from time to time by the Board of Directors with the consent of a majority of the Independent Directors and without approval of the stockholders upon a determination that such a change is in the best interests of the corporation and the stockholders.

                        (c) The Independent Directors shall determine, from time to time, but at least annually, that the total fees and expenses of the corporation are reasonable in light of the investment experience of the corporation, its net assets, its net income, and the fees and expenses of other comparable investment managers in real estate. The findings of the Independent Directors shall be set forth in the minutes of meetings of the Board of Directors.

                        (d) The Independent Directors shall review at least quarterly the aggregate borrowings, secured and unsecured, of the corporation to determine that the relation of such borrowings to net assets does not exceed 300% without the approval of a majority of the Independent Directors.

                        (e)  The Independent Directors shall take
         reasonable steps to ensure that the annual statement required pursuant to Section 6.8 of Article VI of these By-laws be prepared.

                   2.6 Enlargement of the Board. The number of directors may be increased at any time and from time to time by a majority of the directors then in office.

                   2.7 Tenure. Each director shall hold office until the next annual meeting and until his successor is elected and qualified, or until his earlier death, resignation or removal.

                   2.8 Vacancies. Any vacancy in the Board of Directors, however occurring, including a vacancy resulting from an enlargement of the Board, may be filled by vote of a majority of the directors then in office, although less than a quorum, or by a sole remaining director, provided, however, that any vacancy that must be filled by an Independent Director shall be filled by selection of a successor by a majority vote of the remaining Independent Directors (although less than a quorum). A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office, and a director chosen to fill a position resulting from an increase in the number of directors shall hold office until the next annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal.

                   2.9 Resignation. Any director may resign by delivering his written resignation to the corporation at its principal office or to the President or Secretary. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.

                   2.10 Regular Meetings. Regular meetings of the Board of Directors may be held without notice at such time and place, either within or without the State of Delaware, as shall be determined form time to time by the Board of Directors; provided that any director who is absent when such a determination is made shall be given notice of the determination. A regular meeting of the Board of Directors may be held without notice immediately after and at the same place as the annual meeting of stockholders.

                   2.11 Special Meetings. Special meetings of the Board of Directors may be held at any time and place, within or without the State of Delaware, designated in a call by the Chairman, the President, two or more directors, or by one director in the event that there is only a single director in office.

                   2.12 Notice of Special Meetings. Notice of any special meeting of directors shall be given to each director by the Secretary or by the officer or one of the directors calling the meeting. Notice shall be duly given to each director (i) by giving notice to such director in person or by telephone at least 48 hours in advance of the meeting, (ii) by sending a telegram or telex, or delivering written notice by hand, to his last known business or home address at least 48 hours in advance of the meeting, or (iii) by mailing written notice to his last known business or home address at least 72 hours in advance of the meeting. A notice or waiver of notice of a meeting of the Board of Directors need not specify the purposes of the meeting.

                   2.13 Meetings by Telephone Conference Calls. Directors or any members of any committee designated by the directors may participate in a meeting of the Board of Directors or such committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation by such means shall constitute presence in person at such meeting.

                   2.14 Quorum. A majority of the total number of the whole Board of Directors shall constitute a quorum at all meetings of the Board of Directors. In the event one or more of the directors shall be disqualified to vote at any meeting, then the required quorum shall be reduced by one for each such director so disqualified; provided, however, that in no case shall less than one-third (1/3) of the number so fixed constitute a quorum. In the absence of a quorum at any such meeting, a majority of the directors present may adjourn the meeting from time to time without further notice other than announcement at the meeting, until a quorum shall be present.

                   2.15 Action at Meeting. At any meeting of the Board of Directors at which a quorum is present, the vote of a majority of those present shall be sufficient to take any action, unless a different vote is specified by law, the Certificate of Incorporation or these By-Laws.

                   2.16 Action by Consent. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee of the Board of Directors may be taken without a meeting, if all members of the Board or committee, as the case may be, consent to the action in writing, and the written consents are filed with the minutes of proceedings of the Board or committee.

                   2.17 Removal. Any one or more or all of the directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors, except that the directors elected by the holders of a particular class or series of stock may be removed without cause only by vote of the holders of a majority of the outstanding shares of such class or series.

                   2.18 Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, including an Investment Committee and an Audit Committee, each committee to consist of one or more of the directors of the Corporation. At least a majority of the directors of each committee shall be Independent Directors. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members of the committee present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the Board of Directors and subject to the provisions of the General Corporation Law of the State of Delaware, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it. Each such committee shall keep minutes and make such reports as the Board of Directors may from time to time request. Except as the Board of Directors may otherwise determine, any committee may make rules for the conduct of its business, but unless otherwise provided by the directors or in such rules, its business shall be conducted as nearly as possible in the same manner as is provided in these By-Laws for the Board of Directors.

                   2.19 Compensation of Directors. Directors may be paid such compensation for their services and such reimbursement for expenses of attendance at meetings as the Board of Directors may from time to time determine. No such payment shall preclude any director from serving the corporation or any of its parent or subsidiary corporations in any other capacity and receiving compensation for such service.

                   2.20 Nomination of Directors. Nominations for the election of directors may be made by the Board of Directors or by any stockholder entitled to vote in the election of directors generally; provided, however, any stockholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the corporation not later than (i), with respect to an election to be held at an annual meeting of stockholders, 90 days in advance of such meeting, and (ii), with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the seventh day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors;

         and (e) the consent of each nominee to serve as a director of the corporation if so elected. The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.


                                ARTICLE 3 - Officers


                   3.1 Enumeration. The officers of the corporation shall consist of a Chairman, a President, a Secretary, a Treasurer and such other officers with such other titles as the Board of Directors shall determine, including a Vice Chairman of the Board, and one or more Vice Presidents, Assistant Treasurers, and Assistant Secretaries. The Board of Directors may appoint such other officers as it may deem appropriate.

                   3.2 Election. The Chairman, President, Treasurer and Secretary shall be elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders. Other officers may be appointed by the Board of Directors at such meeting or at any other meeting.

                   3.3 Qualification. No officer need be a stockholder. Any two or more offices may be held by the same person.

                   3.4 Tenure. Except as otherwise provided by law, by the Certificate of Incorporation or by these By-Laws, each officer shall hold office until his successor is elected and qualified, unless a different term is specified in the vote choosing or appointing him, or until his earlier death, resignation or removal.

                   3.5 Resignation and Removal. Any officer may resign by delivering his written resignation to the corporation at its principal office or to the President or Secretary. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.

                   Any officer may be removed at any time, with or without cause, by vote of a majority of the entire number of directors then in office.

                   Except as the Board of Directors may otherwise determine, no officer who resigns or is removed shall have any right to any compensation as officer for any period following his resignation or removal, or any right to damages on account of such removal, whether his compensation be by the month or by the year or otherwise, unless such compensation is expressly provided in a duly authorized written agreement with the corporation.

                   3.6 Vacancies. The Board of Directors may fill any vacancy occurring in any office for any reason and may, in its discretion, leave unfilled for such period as it may determine any offices other than those of Chairman, President, Treasurer and Secretary. Each such successor shall hold office for the unexpired term of his predecessor and until his successor is elected and qualified, or until his earlier death, resignation or removal.

                   3.7 Chairman and Vice Chairman of the Board. The Board of Directors may designate the Chairman as Chief Executive Officer. The Chairman shall preside at all meetings of the Board of Directors and shall perform such other duties and possess such other powers as are assigned to him by the Board of Directors. If the Board of Directors appoints a Vice Chairman of the Board, he shall, in the absence or disability of the Chairman, perform the duties and exercise the powers of the Chairman and shall perform such other duties and possess such other powers as may from time to time be vested in him by the Board of Directors.

                   3.8 President. The President shall be the Chief Operating Officer of the corporation. Unless the Board of Directors has designated the Chairman as Chief Executive Officer, the President shall also be the Chief Executive Officer of the corporation. The President shall, subject to the direction of the Board of Directors, have general charge and supervision of the business of the corporation. Unless otherwise provided by the Board of Directors, he shall preside at all meetings of the stockholders. The President shall perform such other duties and shall have such other powers as the Board of Directors may from time to time prescribe.

                   3.9 Vice Presidents. Any Vice President shall perform such duties and possess such powers as the Board of Directors or the President may from time to time prescribe. In the event of the absence, inability or refusal to act of the President, the Vice President (or if there shall be more than one, the Vice Presidents in the order determined by the Board of Directors) shall perform the duties of the President and when so performing shall have all the powers of and be subject to all the restrictions upon the President. The Board of Directors may assign to any Vice President the title of Executive Vice President, Senior Vice President or any other title selected by the Board of Directors.

                   3.10 Secretary and Assistant Secretaries. The Secretary shall perform such duties and shall have such powers as the Board of Directors or the President may from time to time prescribe. In addition, the Secretary shall perform such duties and have such powers as are incident to the office of the secretary, including without limitation the duty and power to give notices of all meetings of stockholders and special meetings of the Board of Directors, to attend all meetings of stockholders and the Board of Directors and keep a record of the proceedings, to maintain a stock ledger and prepare lists of stockholders and their addresses as required, to be custodian of corporate records and the corporate seal and to affix and attest to the same on documents.

                   Any Assistant Secretary shall perform such duties and possess such powers as the Board of Directors, the President or the Secretary may from time to time prescribe. In the event of the absence, inability or refusal to act of the Secretary, the Assistant Secretary (or, if there shall be more than one, the Assistant Secretaries in the order determined by the Board of Directors) shall perform the duties and exercise the powers of the Secretary.

                   In the absence of the Secretary or any Assistant Secretary at any meeting of stockholders or directors, the person presiding at the meeting shall designate a temporary secretary to keep a record of the meeting.

                   3.11 Treasurer and Assistant Treasurers. The Treasurer shall perform such duties and shall have such powers as may from time to time be assigned to him by the Board of Directors or the President. In addition, the Treasurer shall perform such duties and have such powers as are incident to the office of treasurer, including without limitation the duty and power to keep and be responsible for all funds and securities of the corporation, to deposit funds of the corporation in depositories selected in accordance with these By-Laws, to disburse such funds as ordered by the Board of Directors, to make proper accounts of such funds, and to render as required by the Board of Directors statements of all such transactions and of the financial condition of the corporation.

                   The Assistant Treasurers shall perform such duties and possess such powers as the Board of Directors, the President or the Treasurer may from time to time prescribe. In the event of the absence, inability or refusal to act of the Treasurer, the Assistant Treasurer (or, if there shall be more than one, the Assistant Treasurers in the order determined by the Board of Directors) shall perform the duties and exercise the powers of the Treasurer.

                   3.12 Salaries. Officers of the corporation shall be entitled to such salaries, compensation or reimbursement as shall be fixed or allowed from time to time by the Board of Directors.



                              ARTICLE 4 - Capital Stock


                   4.1 Issuance of Stock. Unless otherwise voted by the stockholders and subject to the provisions of the Certificate of Incorporation, the whole or any part of any unissued balance of the authorized capital stock of the corporation or the whole or any part of any unissued balance of the authorized capital stock of the corporation held in its treasury may be issued, sold, transferred or otherwise disposed of by vote of the Board of Directors in such manner, for such consideration and on such terms as the Board of Directors may determine.

                   4.2 Certificate of Stock. Every holder of stock of the corporation shall be entitled to have a certificate, in such form as may be prescribed by law and by the Board of Directors, certifying the number and class of shares owned by him in the corporation. Each such certificate shall be signed by, or in the name of the corporation by, the Chairman or Vice Chairman of the Board of Directors, or the President or a Vice President, and the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the corporation. Any or all of the signatures on the certificate may be a facsimile.

                   Each certificate for shares of stock which are subject to any restriction on transfer pursuant to the Certificate of Incorporation, the By-Laws, applicable securities laws or any agreement among any number of shareholders or among such holders and the corporation shall have conspicuously noted on the face or back of the certificate either the full text of the restriction or a statement of the existence of such restriction.

                   4.3 Transfers. Except as otherwise established by rules and regulations adopted by the Board of Directors, and subject to applicable law, shares of stock may be transferred on the books of the corporation by the surrender to the corporation or its transfer agent of the certificate representing such shares properly endorsed or accompanied by a written assignment or power of attorney properly executed, and with such proof of authority or the authenticity of signature as the corporation or its transfer agent may reasonably require. Except as may be otherwise required by law, by the Certificate of Incorporation or by these By-Laws, the corporation shall be entitled to treat the record holder of stock as shown on its books as the owner of such stock for all purposes, including the payment of dividends and the right to vote with respect to such stock, regardless of any transfer, pledge or other disposition of such stock until the shares have been transferred on the books of the corporation in accordance with the requirements of these By-Laws.

                   4.4 Lost, Stolen or Destroyed Certificates. The corporation may issue a new certificate of stock in place of any previously issued certificate alleged to have been lost, stolen, or destroyed, upon such terms and conditions as the Board of Directors may prescribe, including the presentation of reasonable evidence of such loss, theft or destruction and the giving of such indemnity as the Board of Directors may require for the protection of the corporation or any transfer agent or registrar.

                   4.5 Record Date. The Board of Directors may fix in advance a date as a record date for the determination of the stockholders entitled to notice of or to vote at any meeting of stockholders or to express consent (or dissent) to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action. Such record date shall not be more than 60 nor less than 10 days before the date of such meeting, nor more than 60 days prior to any other action to which such record date relates.

                   If no record date is fixed, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day before the day on which notice is given, or, if notice is waived, at the close of business on the day before the day on which the meeting is held. The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed. The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating to such purpose.

                   A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                             ARTICLE 5 - Indemnification


              5.1 Actions, Suits and Proceedings Other than by or in the Right of the Corporation. The corporation shall indemnify each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation), by reason of the fact that he is or was, or has agreed to become, a director or officer of the corporation, or is or was serving, or has agreed to serve, at the request of the corporation, as a director, officer or trustee of, or in a similar capacity with, another corporation, partnership, joint venture, trust or other enterprise (including any employee benefit plan) (all such persons being referred to hereafter as an "Indemnitee"), or by reason of any action alleged to have been taken or omitted in such capacity, against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with such action, suit or proceeding and any appeal therefrom, if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful. Notwithstanding anything to the contrary in this Article, except as set forth in Section 5.7 below, the corporation shall not indemnify an Indemnitee seeking indemnification in connection with a proceeding (or part thereof) initiated by the Indemnitee unless the initiation thereof was approved by the Board of Directors of the corporation. Notwithstanding anything to the contrary in this Article, the corporation shall not indemnify an Indemnitee to the extent such Indemnitee is reimbursed from the proceeds of insurance, and in the event the corporation makes any indemnification payments to an Indemnitee and such Indemnitee is subsequently reimbursed from the proceeds of insurance, such Indemnitee shall promptly refund such indemnification payments to the corporation to the extent of such insurance reimbursement.

              5.2 Actions or Suits by or in the Right of the Corporation. The corporation shall indemnify any Indemnitee who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was, or has agreed to become, a director or officer of the corporation, or is or was serving, or has agreed to serve, at the request of the corporation, as a director, officer or trustee of, or in a similar capacity with, another corporation, partnership, joint venture, trust or other enterprise (including any employee benefit plan), or by reason of any action alleged to have been taken or omitted in such capacity, against all expenses (including attorneys' fees) and, to the extent permitted by law, amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with such action, suit or proceeding and any appeal therefrom, if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery of Delaware shall determine upon application that, despite the adjudication of such liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses (including attorneys' fees) which the Court of Chancery of Delaware shall deem proper.

              5.3 Indemnification for Expenses of Successful Party. Notwithstanding the other provisions of this Article, to the extent that an Indemnitee has been successful, on the merits or otherwise, in defense of any action, suit or proceeding referred to in Sections 5.1 and 5.2 of this Article, or in defense of any claim, issue or matter therein, or on appeal from any such action, suit or proceeding, he shall be indemnified against all expenses (including attorneys' fees) actually and reasonably incurred by him or on his behalf in connection therewith. Without limiting the foregoing, if any action, suit or proceeding is disposed of, on the merits or otherwise (including a disposition without prejudice), without (i) the disposition being adverse to the Indemnitee, (ii) an adjudication that the Indemnitee was liable to the corporation, (iii) a plea of guilty or nolo contendere by the Indemnitee, (iv) an adjudication that the Indemnitee did not act in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and (v) with respect to any criminal proceeding, an adjudication that the Indemnitee had reasonable cause to believe his conduct was unlawful, the Indemnitee shall be considered for the purposes hereof to have been wholly successful with respect thereto.

              5.4 Notification and Defense of Claim. As a condition precedent to his right to be indemnified, the Indemnitee must notify the corporation in writing as soon as practicable of any action, suit, proceeding or investigation involving him for which indemnity will or could be sought. With respect to any action, suit, proceeding or investigation of which the corporation is so notified, the corporation will be entitled to participate therein at its own expense and/or to assume the defense thereof at its own expense, with legal counsel reasonably acceptable to the Indemnitee. After notice from the corporation to the Indemnitee of its election so to assume such defense, the corporation shall not be liable to the Indemnitee for any legal or other expenses subsequently incurred by the Indemnitee in connection with such claim, other than as provided below in this Section 5.4. The Indemnitee shall have the right to employ his own counsel in connection with such claim, but the fees and expenses of such counsel incurred after notice from the corporation of its assumption of the defense thereof shall be at the expense of the Indemnitee unless (i) the employment of counsel by the Indemnitee has been authorized by the corporation, (ii) counsel to the Indemnitee shall have reasonably concluded that there may be a conflict of interest or position on any significant issue between the corporation and the Indemnitee in the conduct of the defense of such action or (iii) the corporation shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of counsel for the Indemnitee shall be at the expense of the corporation, except as otherwise expressly provided by this Article. The corporation shall not be entitled, without the consent of the Indemnitee, to assume the defense of any claim brought by or in the right of the corporation or as to which counsel for the Indemnitee shall have reasonably made the conclusion provided for in clause (ii) above.

              5.5  Advance of Expenses.  Subject to the provisions of
         Section 5.6 below, in the event that the corporation does not assume the defense pursuant to Section 5.4 of this Article of any action, suit, proceeding or investigation of which the corporation receives notice under this Article, any expenses (including attorneys' fees) incurred by an Indemnitee in defending a civil or criminal action, suit, proceeding or investigation or any appeal therefrom shall be paid by the corporation in advance of the final disposition of such matter; provided, however, that the payment of such expenses incurred by an Indemnitee in advance of the final disposition of such matter shall be made only upon receipt of an undertaking by or on behalf of the Indemnitee to repay all amounts so advanced in the event that it shall ultimately be determined that the Indemnitee is not entitled to be indemnified by the corporation as authorized in this Article. Such undertaking shall be accepted without reference to the financial ability of the Indemnitee to make such repayment.

              5.6 Procedure for Indemnification. In order to obtain indemnification or advancement of expenses pursuant to
         Section 5.1, 5.2, 5.3 or 5.5 of this Article, the Indemnitee shall submit to the corporation a written request, including in such request such documentation and information as is reasonably available to the Indemnitee and is reasonably necessary to determine whether and to what extent the Indemnitee is entitled to indemnification or advancement of expenses. Any such indemnification or advancement of expenses shall be made promptly, and in any event within 60 days after receipt by the corporation of the written request of the Indemnitee, unless with respect to requests under Section 5.1, 5.2 or 5.5 the corporation determines within such 60-day period that the Indemnitee did not meet the applicable standard of conduct set forth in Section 5.1 or 5.2, as the case may be. Such determination shall be made in each instance by (a) a majority vote of the directors of the corporation consisting of persons who are not at that time parties to the action, suit or proceeding in question ("disinterested directors"), whether or not a quorum, (b) a majority vote of a quorum of the outstanding shares of stock of all classes entitled to vote for directors, voting as a single class, which quorum shall consist of stockholders who are not at that time parties to the action, suit or proceeding in question, (c) independent legal counsel (who may, to the extent permitted by law, be regular legal counsel to the corporation), or (d) a court of competent jurisdiction.

              5.7 Remedies. The right to indemnification or advances as granted by this Article shall be enforceable by the Indemnitee in any court of competent jurisdiction if the corporation denies such request, in whole or in part, or if no disposition thereof is made within the 60-day period referred to above in Section 5.6. Unless otherwise required by law, the burden of proving that the Indemnitee is not entitled to indemnification or advancement of expenses under this Article shall be on the corporation. Neither the failure of the corporation to have made a determination prior to the commencement of such action that indemnification is proper in the circumstances because the Indemnitee has met the applicable standard of conduct, nor an actual determination by the corporation pursuant to Section 5.6 that the Indemnitee has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the Indemnitee has not met the applicable standard of conduct. The Indemnitee's expenses (including attorneys' fees) incurred in connection with successfully establishing his right to indemnification, in whole or in part, in any such proceeding shall also be indemnified by the corporation.

              5.8 Subsequent Amendment. No amendment, termination or repeal of this Article or of the relevant provisions of the General Corporation Law of Delaware or any other applicable laws shall affect or diminish in any way the rights of any Indemnitee to indemnification under the provisions hereof with respect to any action, suit, proceeding or investigation arising out of or relating to any actions, transactions or facts occurring prior to the final adoption of such amendment, termination or repeal.

              5.9 Other Rights. The indemnification and advancement of expenses provided by this Article shall not be deemed exclusive of any other rights to which an Indemnitee seeking indemnification or advancement of expenses may be entitled under any law (common or statutory), agreement or vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in any other capacity while holding office for the corporation, and shall continue as to an Indemnitee who has ceased to be a director or officer, and shall inure to the benefit of the estate, heirs, executors and administrators of the Indemnitee. Nothing contained in this Article shall be deemed to prohibit, and the corporation is specifically authorized to enter into, agreements with officers and directors providing indemnification rights and procedures different from those set forth in this Article. In addition, the corporation may, to the extent authorized from time to time by its Board of Directors, grant indemnification rights to other employees or agents of the corporation or other persons serving the corporation and such rights may be equivalent to, or greater or less than, those set forth in this Article.

              5.10 Partial Indemnification. If an Indemnitee is entitled under any provision of this Article to indemnification by the corporation for some or a portion of the expenses (including attorneys' fees), judgments, fines or amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with any action, suit, proceeding or investigation and any appeal therefrom but not, however, for the total amount thereof, the corporation shall nevertheless indemnify the Indemnitee for the portion of such expenses (including attorneys' fees), judgments, fines or amounts paid in settlement to which the Indemnitee is entitled.

              5.11 Insurance. The corporation may purchase and maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise (including any employee benefit plan) against any expense, liability or loss incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of Delaware.

              5.12 Merger or Consolidation. If the corporation is merged into or consolidated with another corporation and the corporation is not the surviving corporation, the surviving corporation shall assume the obligations of the corporation under this Article with respect to any action, suit, proceeding or investigation arising out of or relating to any actions, transactions or facts occurring prior to the date of such merger or consolidation.

              5.13 Savings Clause. If this Article or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the corporation shall nevertheless indemnify each Indemnitee as to any expenses (including attorneys' fees), judgments, fines and amounts paid in settlement in connection with any action, suit, proceeding or investigation, whether civil, criminal or administrative, including an action by or in the right of the corporation, to the fullest extent permitted by any applicable portion of this Article that shall not have been invalidated and to the fullest extent permitted by applicable law.

              5.14. Definitions.  Terms used herein and defined in
         Section 145(h) and Section 145(i) of the General Corporation Law of Delaware shall have the respective meanings assigned to such terms in such Section 145(h) and Section 145(i).

              5.15 Subsequent Legislation. If the General Corporation Law of Delaware is amended after adoption of this Article to expand further the indemnification permitted to Indemnitees, then the corporation shall indemnify such persons to the fullest extent permitted by the General Corporation Law of Delaware, as so amended.


                           ARTICLE 6 - General Provisions


                   6.1 Fiscal Year. Except as from time to time otherwise designated by the Board of Directors, the fiscal year of the corporation shall begin on the first day of July in each year and end on the last day of June in each year.

                   6.2 Corporate Seal. The corporate seal shall be in such form as shall be approved by the Board of Directors.

                   6.3 Waiver of Notice. Whenever any notice whatsoever is required to be given by law, by the Certificate of Incorporation or by these By-Laws, a waiver of such notice either in writing signed by the person entitled to such notice or such person's duly authorized attorney, or by telegraph, cable or any other available method, whether before, at or after the time stated in such waiver, or the appearance of such person or persons at such meeting in person or by proxy, shall be deemed equivalent to such notice.

                   6.4 Voting of Securities. Except as the directors may otherwise designate, the President or Treasurer may waive notice of, and act as, or appoint any person or persons to act as, proxy or attorney-in-fact for this corporation (with or without power of substitution) at, any meeting of stockholders or shareholders of any other corporation or organization, the securities of which may be held by this corporation.

                   6.5 Evidence of Authority. A certificate by the Secretary, or an Assistant Secretary, or a temporary Secretary, as to any action taken by the stockholders, directors, a committee or any officer or representative of the corporation shall as to all persons who rely on the certificate in good faith be conclusive evidence of such action.

                   6.6 Certificate of Incorporation. All references in these By-Laws to the Certificate of Incorporation shall be deemed to refer to the Certificate of Incorporation of the corporation, as amended and in effect from time to time.

                   6.7 Transactions with Interested Parties. No contract or transaction between the corporation and one or more of the directors or officers, or between the corporation and any other corporation, partnership, association, or other organization in which one or more of the directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or a committee of the Board of Directors which authorizes the contract or transaction or solely because his or their votes are counted for such purpose, if:

                   (1) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum;

                   (2) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

                   (3) The contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee of the Board of Directors, or the stockholders.

                   Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

                   6.8 Annual Statement. The Chairman or the President shall prepare or cause to be prepared annually a full and correct statement of the affairs of the corporation, including a balance sheet and a financial statement of operations for the preceding fiscal year, which shall be certified by independent certified public accountants and distributed to the stockholders within 120 days after the close of the corporation's fiscal year and a reasonable period of time prior to the annual meeting of stockholders. Such annual statement shall also be submitted at the annual meeting and shall be placed on file within 20 days thereafter at the principal office of the corporation.

                   6.9  Certain Policies of the Corporation.
         Notwithstanding any other provision of these By-Laws, the corporation shall not engage in any of the following activities:

                   (1) hold property primarily for sale to customers in the ordinary course of business, although the corporation may from time to time sell its property;

                   (2) hold equity investments in unimproved, non-income producing real property, except such properties as are currently undergoing development or are presently intended to be developed within 1 year, together with mortgage loans on such property (other than first mortgagee development loans), aggregating to more than 10% of the corporation's assets;

                   (3) issue "redeemable securities" as defined in the Investment Company Act of 1940;

                   (4) invest in any real estate trust which holds investments or engages in activities in which the corporation would be prohibited from engaging by these By-Laws;

                   (5) invest in commodities or commodity future contracts other than "financial futures" contracts intended to hedge the corporation against losses from temporary investments;

                   (6) issue options or warrants to purchase shares of the corporation unless such options or warrants:

                        (a)  are issued to all security holders ratably;

                        (b)  are issued as part of a financing arrangement;

                        (c) are issued at an exercise price at least equal to the fair market value of the shares on the date of grant and for consideration that has a market value at least equal to the value of the option or warrant on the date of grant;

                        (d) are issued in connection with the acquisition of an investment;

                        (e) are issued as part of a stock option plan for officers, directors and employees of the corporation or to the Advisor or any affiliate of the Advisor;

                        (f) are exercisable within five years after the date of grant; or

                        (g) are less than 10% of the then outstanding shares of the corporation's voting capital stock when aggregated with all outstanding options or warrants.

                             (7) invest more than 1% of its assets in real estate contracts of sale, unless such contracts of sale are recordable in the chain of title;

                             (8)  engage in trading (as compared with
                   investment activities) or engage in the underwriting or the agency distribution or sale of securities issued by others;

                             (9) invest in junior mortgage loans unless by appraisal or other method the Independent Directors determine that capital invested in any such loan is adequately secured or such loan is a financing device entered into by the corporation to establish the priority of its capital investment over the capital invested by others; and

                             (10) issue debt securities unless the
                   historical debt service coverage (in the preceding fiscal year) as adjusted for known changes is sufficient to properly service that higher level of debt.

                             6.10 Severability.  Any determination that any
                   provision of these By-Laws is for any reason inapplicable, illegal or ineffective shall not affect or invalidate any other provision of these By-Laws.

                             6.11 Pronouns.  All pronouns used in these By-
                   Laws shall be deemed to refer to the masculine, feminine or neuter, singular or plural, as the identity of the person or persons may require.



                               ARTICLE 7  - Amendments


                             7.1 By the Board of Directors. These By-Laws may be altered, amended or repealed or new by-laws may be adopted by the affirmative vote of a majority of the directors present at any regular or special meeting of the Board of Directors at which a quorum is present.

                             7.2  By the Stockholders.  Except for Sections
                   1.3 and 1.10 of Article I, Sections 2.1, 2.2, 2.3, 2.4.,
                   2.5., 2.6, 2.8 and 2.20 of Article II, Sections 6.8 and
                   6.9 of Article VI and this Section 7.2 of this Article VII, these By-Laws may be altered, amended or repealed or new by-laws may be adopted by the affirmative vote of the holders of a majority of the shares of the capital stock of the corporation issued and outstanding and entitled to vote at any regular meeting of stockholders, or at any special meeting of stockholders, provided notice of such alteration, amendment, repeal or adoption of new by-laws shall have been stated in the notice of such special meeting.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        COPLEY PROPERTIES, INC.
                              (Registrant)


November 9, 1995        /s/   Peter P. Twining
                        ----------------------
                              Peter P. Twining
                              Vice President and Secretary


November 9, 1995        /s/ Daniel C. Mackowiak
                        -----------------------
                            Daniel C. Mackowiak
                            Treasurer and Principal Financial
                            and Chief Accounting Officer