Form 10-K
period 1995-12-31
COPLEY PROPERTIES INC
filed 1996-03-22
CIK 769017

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               _________________

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                           Commission File No. 1-8927
                               _________________
                            COPLEY PROPERTIES, INC.

             (Exact name of registrant as specified in its charter)

     Delaware                                  04-2866555
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)
     399 Boylston Street, 13th FL.
     Boston, Massachusetts  02116                      02116
     (Address of principal executive offices)       (Zip Code)

              Registrant's telephone number, including area code:
                                 (617) 578-1200
          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class  Name of Each Exchange on which Registered
     -------------------  -----------------------------------------

   Common Stock, par value $1.00      American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X   No    __
                                     -

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non affiliates of the Registrant as of March 1, 1996 was approximately $53,317,206. As of March 1, 1996, there were issued and outstanding 3,584,350 shares of Common Stock, $1.00 par value, and one share of Class A Common Stock, $1.00 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                      NONE

                                     PART I
                                     ------

Item 1.  Business.
         ---------

         Copley Properties, Inc. ("Copley" or the "Company") was organized under the General Corporation Law of the State of Delaware on May 8, 1985 and intends to continue to qualify as a real estate investment trust ("REIT") under applicable provisions of the Internal Revenue Code of 1986, as amended. Copley acquires, develops, operates and owns commercial real estate, most of which is comprised of industrial buildings.

         As of December 31, 1995, Copley owned, directly or partially through tenancy-in-common or joint venture ownership structures, 15 properties totaling over 2.5 million square feet of net rentable area. Industrial properties, including bulk distribution, research and development and light industrial space account for approximately 92% of the total net rentable area in Copley's portfolio. Over 86% of the net rentable area in Copley's portfolio is located in California and Arizona.

         In light of the strong preference of investors in REITs for direct ownership of real estate by REITs, in the fall of 1993, the Company began the process of restructuring its joint venture investments to realign its legal ownership with the economic realities of each venture and to obtain operational control. The last of the Company's investments were restructured effective February 1996 through two separate exchange transactions (the "February Exchanges"). See below for more detailed information regarding these exchanges. Once the February Exchanges are consummated, Copley will own all except two of its investments either directly or through 100% controlled partnerships and will have operational control over all of its investments.

         As of February 1996, Copley owned directly or through its two joint venture investments, 11 properties totaling over 2.0 million square feet of net rentable area. Industrial properties, including bulk distribution, research and development and light industrial space account for approximately 91% of the total net rentable area in Copley's portfolio. Over 87% of the net rentable area in Copley's portfolio is located in California and Arizona.

         A key element of Copley's strategy has been a concentrated focus on industrial real estate in the western United States. In evaluating specific real property investments, Copley considers such factors as (i) the geographic area and type of property in light of Copley's investment and diversification objectives; (ii) the proposed location, construction quality and design of the property; (iii) projected cash flow; (iv) potential for capital appreciation;
(v) the terms of any proposed or existing tenant leases; (vi) the economic growth, tax and regulatory environment in the community in which the property is located; (vii) occupancy rates and demand for properties of similar type in the vicinity; (viii) prospects for liquidity through sales or refinancing; and (ix) if applicable, the experience, past performance and competence of Copley's proposed joint venture partner or property manager. As a general rule, Copley will not invest more than 25% of its total assets in a single property.

         As discussed above, Copley has recently restructured a number of its investments which were originally made through joint venture arrangements. Copley anticipates that any future investments would be made through the acquisition by Copley of fee interests in real estate.

         Copley's By-Laws permit the directors, with the approval of a majority of the Independent Directors (as defined in the Company's By-Laws), to alter Copley's investment policies without approval of the stockholders, if in the future the directors determine that such a change is in the best interest of Copley and its stockholders. The methods of implementing Copley's investment policies may also vary as new investment and financing techniques are developed.

         In general, Copley has a policy of seeking to reduce the amount of its indebtedness. Under its By-Laws, Copley may not incur borrowings which, together with the amount of all then outstanding indebtedness, would exceed at the time of such borrowings, 300% of the net book assets of Copley, unless a majority of its Independent Directors determines that it is advisable to do so.

         Although Copley does not currently have plans to renovate, improve or further develop its real properties, it owns undeveloped land at its Sample/I-95 Business Park property that it may develop or sell at some point in the future. In the opinion of the management of Copley, the properties are adequately covered by insurance.

         The Company has an agreement with Copley Real Estate Advisors, Inc. (the "Advisor") pursuant to which the Advisor provides investment management and administrative services to the Company. See Note 9 of Notes to Financial Statements. The Company has no employees. Executive officers of the Advisor also serve as the executive officers of the Company but receive no remuneration from the Company.

         The Company has an unsecured line-of-credit in the amount of $5,000,000 from Fleet Bank of Massachusetts, N.A., which has no outstanding balance as of December 31, 1995. This revolving line-of-credit bears interest at the Company's election at the prime rate, or the London InterBank Offered Rate ("LIBOR") plus 1.5%. The current line-of-credit agreement expires July 31, 1996.

         On February 12, 1996, Copley and EastGroup Properties ("EastGroup") entered into a merger agreement (the "Agreement") whereby (i) Copley will merge with and into EastGroup, (ii) the separate corporate existence of Copley will cease, and (iii) EastGroup will become the surviving corporation (the "Merger").

         In the Merger, each share of Copley's common stock will be converted into shares of beneficial interest of East Group with a value of $15.60 (subject to certain limitations described below). The value at which each share of Copley's common stock will be converted into EastGroup shares is subject to further adjustment in the event certain other cash distributions are made to Copley stockholders prior to the effective date of the Merger.

         The value of EastGroup shares for purposes of calculating the ratio at which the Copley shares will be converted into EastGroup shares in the Merger will be the average of the closing price of EastGroup shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to the effective date of the Merger (the "EastGroup Share Price"); provided, however, that if such average closing price as calculated in
--------  -------
accordance with this sentence (i) is less than $20.25, the EastGroup Share Price shall be deemed to equal $20.25 or (ii) is greater than $23.00, the EastGroup Share Price shall be deemed to equal $23.00. Notwithstanding the foregoing, Copley shall have the right, waivable by it, to terminate the Agreement without liability if the average closing price of EastGroup shares on the New York Stock Exchange on the twenty (20) trading days immediately preceding the fifth trading day prior to either (A) the date on which the Form S-4 relating to the issuance of EastGroup shares is declared effective by the Securities and Exchange Commission or (B) the date on which the meeting of Copley's stockholders is to be held with respect to the Merger, is equal to or less than $18.25.

         The Agreement has been unanimously approved by the Board of Directors of Copley and the Board of Trustees of EastGroup. The Merger is subject to various approvals by third parties and other closing conditions including approval by the stockholders of both companies.

         Further information regarding the Company's investments is set forth in tabular form at the end of this Item 1 and should be read in conjunction with the narrative. The schedules and narratives have been organized to provide information first, for those properties unaffected by the February Exchanges; second, for those properties which Copley will own 100% subsequent to the February Exchanges; and third, for those properties in which the Company will no longer have an interest after the February Exchanges.



         1.    Property Data Summary at December 31, 1995

         2.    Property Third-Party Debt Summary at December 31, 1995

         3.    Invested Capital Priorities at December 31, 1995


1.  Broadway Industrial Center
------------------------------

         On March 31, 1994, the Company purchased an approximately 121,000 square foot industrial building located in Tempe, Arizona. The total purchase price was approximately $2,350,000. The Company acquired a 100% fee interest in the property on a direct ownership basis, rather than through a joint venture arrangement, and incurred no acquisition indebtedness. At the date of acquisition, Copley had entered into an agreement with The Hewson Company ("Hewson") which included both an on-going management arrangement and granted Hewson an interest in the property in lieu of an acquisition fee, which interest was payable upon the sale or refinancing of the property or termination of the management arrangement. In September 1995, Copley paid approximately $100,000 to buy out Hewson's interest in the property.

         *See Property Data Summary included at the end of this Item 1.

2.  Kingsview Industrial Center
-------------------------------

         On July 14, 1995, the Company purchased an approximately 83,000 square foot industrial building located in Carson, California. The total purchase price was approximately $3,000,000. The Company acquired a 100% fee interest in the property on a direct ownership basis, rather than through a joint venture arrangement, and incurred no acquisition indebtedness.

         *See Property Data Summary included at the end of this Item 1.

3.  Los Angeles Corporate Center.
---------------------------------

         The Company owns a 100% interest in an office building in Monterey Park, California .


         As of December 31, 1995, the building was 50% leased. In January 1996, the Company executed a lease agreement which increased the percentage leased to 100%.

         *See Property Data Summary included at the end of this Item 1.

4.  University Business Center.
-------------------------------

         The Company invested in a two-phase development of four research and development buildings in Santa Barbara, California. The Phase I buildings consist of two two-story research and development buildings containing an aggregate of approximately 133,000 square feet. The Phase II buildings consist of two two-story research and development buildings containing an aggregate of approximately 97,000 square feet.

         Prior to November 1, 1993, the Company owned a 50% interest in the joint venture owning the properties. All of the Company's capital contribution related to its 50% ownership interest was returned. On November 1, 1993, the Company purchased an additional 30% interest in the joint venture for approximately $1,990,000 plus closing costs, bringing the Company's ownership position to 80%. The Company also gained operational control of the joint venture.

         During 1993, the Company contributed additional capital to the joint venture of $150,000 for tenant improvements. The capital earns a preferred return of 12% and is required to be repaid over a three year period ending March, 1996. The balance of this capital contribution was $14,652 as of December 31, 1995. In February 1995, in conjunction with a refinancing, Copley contributed additional capital to the joint venture of $3,500,000 which earns a preferred return of 11% and is amortized over a 22.5 years.

         The joint venture obtained loans from Connecticut General Life Insurance Company ("CIGNA"). One loan in the amount of $9,500,000 is secured by a first mortgage on the two research and development buildings in Phase I. The joint venture also obtained a second loan in the amount of $10,000,000 from CIGNA which is secured by a first mortgage of the Phase II buildings.

         *See Property Data Summary, Property Third-Party Debt Summary and Invested Capital Priorities included at the end of this Item 1.

5.  Huntwood Associates
-----------------------

         The Company owned an equity interest in a joint venture formed to acquire three parcels of land within the Crocker South Industrial Park in Hayward, California and to construct thereon bulk distribution/light industrial space. Prior to the end of 1993, the Company owned a 60% interest in the joint venture. As of December 31, 1993, the Company obtained operational control of the property and 100% ownership interest in all the joint venture's assets. Because of the high level of accrued guaranteed payments owed to the Company, the joint venture partner surrendered its 40% ownership interest in the joint venture to the Company at no cost.

         Development of all the buildings has been completed. The Company currently owns seven buildings totaling approximately 514,400 square feet. In prior years, four buildings totaling 180,600 square feet were sold.

         The joint venture obtained a loan from Massachusetts Mutual Life Insurance Company. The loan is secured by a first mortgage on certain of the land and buildings. The joint venture also obtained a construction loan from Wells Fargo Bank. This loan is secured by a first mortgage of certain of the land and buildings.

         *See Property Data and Property Third-Party Debt Summary included at the end of this Item 1.

6.  Wiegman Associates.
-----------------------

         The Company owns an interest in a joint venture which developed and now owns four bulk distribution/light industrial buildings in Hayward, California. On December 31, 1993, the Wiegman Associates joint venture was restructured to
(i) provide the Company with operating control, (ii) increase the Company's interest in the venture from 60% to 80% and (iii) convert the joint venture from a general partnership to a limited partnership. The joint venture agreement entitles the Company to a 12% per annum cumulative compounded return on its original capital contribution of $2,500,000. Any capital contributed after December 31, 1993 will receive a 9.5% priority cumulative compounded return. The Company made no additional investment in the property to acquire the additional 20% interest .

         Three of the buildings are encumbered by a loan from Massachusetts Mutual Life Insurance Company. The loan is secured by a first mortgage. The Company executed a master lease for 38,900 square feet of space at an annual rent of $126,036; the master lease expired December 25, 1995.

         The property is also encumbered by a loan from Allstate Life Insurance Company. The loan is secured by a first mortgage of the remaining land and building.

         *See Property Data Summary, Property Third-Party Debt Summary and Invested Capital Priorities included at the end of this Item 1.

7.  Baygreen Industrial Park
-----------------------------

         On October 26, 1993, the Company purchased Baygreen Industrial Park in Hayward, California for approximately $1,980,000. The Company acquired a 100% fee interest in the property on a direct ownership basis, rather than through a joint venture arrangement, and incurred no acquisition indebtedness. At the date of acquisition, Copley had entered into an agreement with Zelman Development Company ("Zelman") which included both an on-going management arrangement and granted Zelman an interest in the property in lieu of an acquisition fee, which interest was payable upon the sale or refinancing of the property or termination of the management arrangement. In October 1995, Copley paid approximately $200,000 to buy out Zelman's interest in the property.

         Baygreen Industrial Park consisted of four industrial buildings containing an aggregate of 80,400 square feet. As discussed below, two of the buildings were sold in 1994. As of December 31, 1995, the Company owns two buildings containing approximately 40,200 square feet.

         Following acquisition and refurbishment of the property, the Company received an unsolicited offer from an existing tenant to purchase one of the buildings (representing approximately 15,000 net rentable square feet) for a price of $47.00 per square foot. The sale of this building occurred in the fourth quarter of 1994. In addition, in conjunction with the lease of one of the buildings, a tenant requested and was granted an option to purchase one of the buildings (containing approximately 25,200 square feet) for approximately $47.60 per square foot. The purchase option was exercised and the building was sold in the fourth quarter of 1994. The Company made a loan to the purchaser of one of the buildings in the amount of $700,000; this loan bears interest at the fixed rate of 9% per annum, with interest only payable monthly in arrears through its expiration in January 1997 when the principal balance is due. The loan is secured by a first mortgage on the building. The Company recorded a gain totaling approximately $627,000 on the sale of the two buildings.

         *See Property Data Summary included at the end of this Item 1.

8. Sample/I-95 Business Park
----------------------------

         In 1987, the Company acquired a 65% interest in a joint venture formed to acquire land in Pompano Beach, Florida and to construct industrial buildings thereon. The Company has completed construction of approximately 157,000 square feet. Approximately 345,000 square feet of space remains to be developed.

         During 1993, the Company obtained operational control of the property and as of January 6, 1994, 100% ownership interest in all of the joint venture's assets. Because of the high level of accrued guaranteed payments owed to the Company, the joint venture partner surrendered its 35% interest in the joint venture to the Company at no cost.

         *See Property Data Summary included at the end of this Item 1.


Properties owned 100% by Copley subsequent to the February Exchanges
--------------------------------------------------------------------


9.  Metro Business Park
------------------------

         Prior to August 1995, the Company owned a 50% general partnership interest in a limited partnership which owned five service center industrial buildings located in Phoenix, Arizona. Effective August 16, 1995, Copley entered into agreements with its partners to restructure the ownership of the investment as a tenancy-in-common. Copley contributed its capital and loans to the venture in return for a 69.03% interest in the Metro Business Park tenancy-in-common. Effective February 2, 1996, the Company exchanged its tenancy-in-common interest in Carson Industrial Center, including the note due from the joint venture partner, Central Distribution Center, West Side Business Park and the El Presidio Properties to gain 100% ownership of Metro Business Park and the East Dominguez Property. In addition, the Company paid approximately $138,000 to the co-tenants-in-common.

         The property is encumbered by loans from State Farm Life Insurance Company and Allstate Life Insurance Company which are secured by first mortgages on portions of the land and buildings. Together, the loans encumber the entire property.

         *See Property Data Summary and Property Third-Party Debt Summary included at the end of this Item 1.

10.  Dominguez Properties
-------------------------

         Prior to August 1995, the Company owned a 55% general partnership interest in a limited partnership which owned four bulk distribution facilities in Carson (Los Angeles), California. Effective August 16, 1995, Copley entered into agreements with its partners to restructure the ownership of the investment as a tenancy-in-common for each of the four buildings. Copley received a 55% tenancy-in-common interest in each of the four Dominguez buildings. Three of the four buildings are located on El Presidio and contain approximately 165,400 square feet (the "El Presidio Properties"). The fourth building is located on East Dominguez Street and contains approximately 261,900 square feet (the "East Dominguez Property"). Effective February 2, 1996, the Company exchanged its tenancy-in-common interest in Carson Industrial Center, including the note due from the joint venture partner, Central Distribution Center, West Side Business Park and the El Presidio Properties to gain 100% ownership of Metro Business Park and the East Dominguez Property. In addition, the Company paid approximately $138,000 to the co-tenants-in-common, as discussed above.

         The East Dominguez Property is encumbered by a loan from Allstate Life Insurance Co. which is secured by a first mortgage. The El Presidio Properties are encumbered by mortgage loans from Aetna Life Insurance Company.

         *See Property Data Summary and Property Third-Party Debt Summary included at the end of this Item 1.


11.  Columbia Place.
--------------------

         Prior to August 1995, the Company owned a 50% general partnership interest in a limited partnership (the "Partnership") which was formed for the purpose of developing and owning a five-story office building ( "Columbia Place") located in Columbia, Maryland. Effective August 16, 1995, Copley entered into an agreement with its partner to restructure the ownership of the investment as a tenancy-in-common. Copley contributed its capital and loans to the partnership in return for a 78% interest in the Columbia Place tenancy-in-common. Effective February 1, 1996, the Company exchanged its tenancy-in-common interest in 270 Technology Park to gain 100% ownership of Columbia Place. In addition, the Company received $50,000 in cash and a secured promissory note of $180,000 bearing interest at 9.56%, maturing on February 1, 2000, with annual interest and principal payments of $56,250.

         Columbia Place is encumbered by a loan from American General Investment Corporation.

         *See Property Data Summary and Property Third-Party Debt Summary included at the end of this Item 1.


Properties in which Copley will no longer have an ownership interest after the
------------------------------------------------------------------------------
February Exchanges.
-------------------

12.  Central Distribution Center
--------------------------------

         Prior to August 1995, the Company owned a 50% interest in a joint venture which owned two bulk distribution industrial buildings in Phoenix, Arizona. Effective August 16, 1995, Copley entered into agreements with its partners to restructure the ownership of the investment as a tenancy-in-common. Copley contributed its capital and loans to the venture in return for a 57.38% interest in the Central Distribution Center tenancy-in-common. Effective February 2, 1996, the Company exchanged its tenancy-in-common interest in Carson Industrial Center, including the note due from the joint venture partner, Central Distribution Center, West Side Business Park and the El Presidio Properties to gain 100% ownership of Metro Business Park and the East Dominguez Property. In addition, the Company paid approximately $138,000 to the co-tenants-in-common, as discussed above.

         The property is encumbered by a loan from Confederation Life Insurance Company that is secured by a first mortgage of the land and buildings and the property in the West Side Business Park described below.

         *See Property Data Summary and Property Third-Party Debt Summary included at the end of this Item 1.

13.  West Side Business Park
-----------------------------

         Prior to August 1995, the Company owned a 50% interest in a joint venture which owned two bulk distribution/light industrial buildings in Phoenix, Arizona. Effective August 16, 1995, Copley entered into agreements with its partners to restructure the ownership of the investment as a tenancy-in-common. Copley contributed its capital and loans to the venture in return for a 75.49% interest in the West Side Business Park tenancy-in-common with only a 57.38% allocation of the mortgage principal balance and debt service. Effective February 2, 1996, the Company exchanged its tenancy-in-common interest in Carson Industrial Center, including the note due from the joint venture partner, Central Distribution Center, West Side Business Park and the El Presidio Properties to gain 100% ownership of Metro Business Park and the East Dominguez Property. In addition, the Company paid approximately $138,000 to the co-tenants-in-common, as discussed above.

         The property is also encumbered by a loan from Confederation Life Insurance Company which is secured by a first mortgage on the land and buildings and on the Central Distribution Center described above.

         *See Property Data Summary and Property Third-Party Debt Summary included at the end of this Item 1.

14.  Carson Industrial Center
------------------------------

         The Company owns a 50% tenancy-in-common interest in a bulk distribution industrial facility located in Carson (Los Angeles), California. In connection with the dissolution of the original joint venture and conversion to a tenancy-in-common ownership structure, the Company received a promissory note from its joint venture partner in the amount of $176,889. This note bears simple interest at the rate of 10% per annum. Interest is payable currently to the extent the maker receives cash flow distributions from the property; any interest not paid currently is accrued. As of December 31, 1995, interest of $4,422 was due on the note which was paid in January. Effective February 2, 1996, the Company exchanged its tenancy-in-common interest in Carson Industrial Center, including the note due from the joint venture partner, Central Distribution Center, West Side Business Park and the El Presidio Properties to gain 100% ownership of Metro Business Park and the East Dominguez Property. In addition, the Company paid approximately $138,000 to the co-tenants-in-common, as discussed above.

         The property is encumbered by a loan from State Farm Life Insurance Company and is secured by a first mortgage of the land and building.

         *See Property Data Summary and Property Third-Party Debt Summary included at the end of this Item 1.


15.  270 Technology Park.
--------------------------

         Prior to August 1995, the Company owned a 50% general partnership interest in a limited partnership which owned two research and development buildings located in Frederick, Maryland. Effective August 16, 1995, Copley entered into an agreement with its partner to restructure the ownership of the investment as a tenancy-in-common. Copley contributed its capital and loans to the venture in return for a 61% interest in the 270 Technology Park tenancy-in-common. Effective February 1, 1996, the Company exchanged its tenancy-in-common interest in 270 Technology Park to gain 100% ownership of Columbia Place. In addition, as discussed above, the Company received $50,000 in cash and a secured promissory note of $180,000 bearing interest at 9.56%, maturing on February 1, 2000, with annual interest and principal payments of $56,250.

         The buildings are encumbered by a first mortgage securing tax-exempt industrial revenue bonds with an outstanding balance of $3,713,011 as of December 31, 1995. The Company and its joint venture partner have guaranteed payments of principal and interest on the bonds. The Company's guarantee is limited to 50% of the obligations of the limited partnership and is in no case greater than $2,000,000. A similar guarantee was provided by The Manekin Corporation, a general partner of the partnership. As part of the exchange, the Company's guarantee was extinguished.

         *See Property Data Summary and Property Third-Party Debt Summary included at the end of this Item 1.

Properties sold during 1995
---------------------------


16.  Park North Business Center ("Park North")
----------------------------------------------

         In 1985, the Company agreed to invest in a service center industrial development in DeKalb County, Georgia known as Park North Business Center. Nine service center industrial buildings were constructed on the 38.4 acres of land. In June 1995, the Company sold all of its interests and rights, including its ground lease position, related to the Park North investment for approximately $18,500,000. The Company recognized a gain of approximately $758,000 on the sale of this investment.

17.  Peachtree Corners Distribution Center.
--------------------------------------------

         The Company owned a 100% fee interest in four bulk distribution industrial buildings in Norcross, Georgia. In November 1995, the Company sold its interests in the Peachtree Corners Distribution Center for approximately $10,000,000. The Company recognized a gain of approximately $1,806,000.

Copley Properties, Inc.
--------------------------------------------------------------------------------
Property Data Summary 12/31/95

                                                                                Number of
                                                                                Buildings  Approximate                Approximate
Property                      Location            Type                            Owned    Existing SF  Land (acres)  Developable SF
------------------------------------------------------------------------------------------------------------------------------------
Properties of the Company
-------------------------
Broadway Industrial Center    Tempe, AZ           Industrial-Bulk Distribution      1        121,463         5.7                   0
Kingsview Industrial Center   Los Angeles, CA     Industrial-Bulk Distribution      1         82,920         3.6                   0
Los Angeles Corporate Center  Los Angeles, CA     Office                            1         76,542         4.5                   0
University Business Center    Santa Barbara, CA   Research & Development            4        230,412        12.8                   0
Huntwood Associates           Hayward, CA         Industrial-Bulk Distribution      7        514,400        24.0                   0
Wiegman Associates            Hayward, CA         Industrial-Bulk Distribution      4        261,900        12.0                   0
Baygreen Industrial Park      Hayward, CA         Industrial-Light Industrial       2         40,200         2.4                   0
Sample/I-95 Business Park     Pompano Beach, FL   Industrial-Light Industrial       4        157,412        46.0             345,000
                                                                               -----------------------------------------------------
                                                                                   24      1,485,249       110.9             345,000

Properties owned 100% by Copley subsequent to the February Exchanges.
--------------------------------------------------------------------
Metro Business Park           Phoenix, AZ         Industrial-Service Center         5        188,743        12.7                   0
Dominguez Properties (1)      Los Angeles, CA     Industrial-Bulk Distribution      1        261,500        11.8                   0
Columbia Place                Columbia, MD        Office                            1        115,273        11.5              57,500
                                                                              ------------------------------------------------------
                                                                                    7        565,516        36.0              57,500

Properties in which Copley will no longer have an ownership interest after the February Exchanges.
--------------------------------------------------------------------------------------------------
Central Distribution Center   Phoenix, AZ         Industrial-Bulk Distribution      2        105,340         5.1                   0
West Side Business Park       Phoenix, AZ         Industrial-Bulk Distribution      2         42,342         2.7                   0
Carson Industrial Center      Los Angeles, CA     Industrial-Bulk Distribution      1         79,240         3.7                   0
Dominguez Properties (1)      Los Angeles, CA     Industrial-Bulk Distribution      3        165,400         7.3                   0
270 Technology Park           Frederick, MD       Research & Development            2         69,307         7.7                   0
                                                                              ------------------------------------------------------
                                                                                   10        461,629        26.5                   0
------------------------------------------------------------------------------------------------------------------------------------
TOTALS                                                                             41      2,512,394       173.5             402,500
====================================================================================================================================

(1) As part of the February Exchanges, the Company relinquished its interest in the three El Presidio buildings of Dominguez Properties and increased its ownership in the East Dominguez building of Dominguez Properties to 100%.

Copley Properties, Inc.
--------------------------------------------------------------------------------
Property Third-Party Debt Summary 12/31/95
Wholly Owned and Tenancy-in-Common Properties


                                                                                     Maturity       Interest       Amortization
Property                                                Lender                         Date           Rate            Period
--------------------------------------------------------------------------------------------------------------------------------
Properties of the Company
-------------------------
Broadway Industrial Center          None                                                      --              --              --
Kingsview Industrial Center         None                                                      --              --              --
Los Angeles Corporate Center        None                                                      --              --              --
University Business Center          Connecticut General Life Insurance Co.                4/1/00           9.060%       20 years
                                    Connecticut General Life Insurance Co.                1/1/97           9.370%  interest only
Huntwood Associates                 Massachusetts Mutual Life Insurance Co.               6/1/96           9.875%  interest only
                                    Wells Fargo Bank, National Association               1/15/97      P+1;L+3.25    $4,775/month
Wiegman Associates                  Massachusetts Mutual Life Insurance Co.               6/1/96           9.875%  interest only
                                    Allstate Life Insurance Co.                          10/1/97           8.750%       20 years
Baygreen Industrial Park            None                                                      --              --              --
Sample/I-95 Business Park           None                                                      --              --              --
Properties owned 100% by Copley subsequent to the February Exchanges.
Metro Business Park                 State Farm Life Insurance Co.                         3/1/97           9.250%       30 years
                                    Allstate Life Insurance Co.                           4/1/98           8.000%       20 years
Dominguez Properties                Allstate Life Insurance Co.                           1/1/97           9.000%       25 years
Columbia Place                      American General Investment Corp.                   12/31/09           8.875%       20 years
Properties in which Copley will no longer have an ownership interest after the February Exchanges.
Central Distribution Center         Confederation Life Insurance Co.                     10/1/98           8.625%       30 years
West Side Business Park             Confederation Life Insurance Co.                     10/1/98           8.625%       30 years
Carson Industrial Center            State Farm Life Insurance Co.                         3/1/97           9.250%     29.5 years
Dominguez Properties                Aetna Life Insurance Co.                              1/1/99           9.625%       30 years
                                    Aetna Life Insurance Co.                              1/1/99           9.500%       30 years
                                    Aetna Life Insurance Co.                              1/1/99           9.500%       30 years
270 Technology Park                 Mercantile-Safe Deposit & Trust Co.                 12/31/95    80% of Prime     (Note 1)


                                        Balance
                                      Outstanding      Balance Due     Prepayment
                                    as of 12/31/95     at Maturity     Provisions
----------------------------------------------------------------------------------------------------------------------------------
Properties of the Company
-------------------------
Broadway Industrial Center                       --               --
Kingsview Industrial Center                      --               --
Los Angeles Corporate Center                     --               --
University Business Center               $9,353,947       $8,477,479   Prepayable after 10/1/97 at greater of 1% or Yield
                                                                         Maintenance
                                        $10,000,000      $10,000,000   Greater of 1% or Yield Maintenance
Huntwood Associates                     $10,000,000      $10,000,000   No penalty.
                                         $2,292,993       $2,230,918   No penalty.
Wiegman Associates                       $6,700,000       $6,700,000   No penalty.
                                           $986,409         $937,250   2% in 1996; 1% in 1997 until 7/31/97; 0% thereafter.
Baygreen Industrial Park                         --               --
Sample/I-95 Business Park                        --               --
Properties owned 100% by Copley subsequent to the February Exchanges.
Metro Business Park                      $3,437,434       $3,373,341   The greater of 1% or 1% plus Yield Maintenance.
                                         $1,779,965       $1,667,760   None permitted until 3/10/96, then Yield Maintenance.
Dominguez Properties                     $5,218,332       $5,137,608   1% of amounts prepaid in 1996.
Columbia Place                          $10,263,748       $4,508,804   1% if Prevailing Rate is greater than or equal to 8%; Yield
                                                                         Maintenance if Prevailing  Rate is less than 8%.
Properties in which Copley will no longer have an ownership interest after the February Exchanges.
Central Distribution Center              $2,340,285       $2,237,399   Yield Maintenance.
West Side Business Park                    $936,096         $894,942   Yield Maintenance.
Carson Industrial Center                 $2,092,780       $2,052,139   The greater of 1% or 1% plus Yield Maintenance.
Dominguez Properties                       $812,684         $705,822   No penalty.
                                           $453,375         $390,928   No penalty.
                                           $554,209         $477,874   No penalty.
270 Technology Park                      $3,713,011       (Note 1)     No penalty.
----------------------------------------------------------------------------------------------------------------------------------
                                       ------------
Total Debt Balance per
Financial Statements                    $70,935,268
                                       ============

--------------------------------------------------------------------------------
All loans are non-recourse with exception of the guarantees discussed in Part I and in the notes to consolidated financial statements.
Yield Maintenance: Usually requires a pre-payment penalty to be paid equal to the present value of the loan's original payments due over the return that could be earned by holding like maturity U.S. Treasuries. The exact formula varies from loan to loan.
P = Prime Rate, L = LIBOR (London InterBank Offered Rate)

--------------------------------------------------------------------------------
Note (1):  Extension of this loan's maturity date is being negotiated.
           Amortization was all excess cash flow after priority returns to partners. The Company exchanged its interest in this project, and was relieved of its obligations under this note, effective February 1, 1996 (see Item 1).

Copley Properties, Inc.
--------------------------------------------------------------------------------
Invested Capital Priorities 12/31/95


                                                                Copley Properties, Inc.
                                ------------------------------------------------------------------------------------------------
                                                  Interest                  Interest                          Preferred Return
                                   Mortgage      Accrual on     Deficit    Accrual on     Priority Equity    Accrual on Priority
Property                            Loans      Mortgage Loans    Loans    Deficit Loans     Investment        Equity Investment
--------------------------------------------------------------------------------------------------------------------------------
University Business Center                0                 0         0               0            14,652                      0
                                ------------------------------------------------------------------------------------------------
Wiegman Associates                        0                 0         0               0         2,500,000              1,111,737
                                ------------------------------------------------------------------------------------------------
Carson Industrial Center     (1)    176,889             4,422         0               0                 0                      0
                             ---------------------------------------------------------------------------------------------------
TOTALS                             $176,889            $4,422        $0              $0        $2,514,652             $1,111,737
                                ================================================================================================

(1) Effective February 2, 1996, the Company exchanged its tenancy-in-common interest in Carson Industrial Center, including this note due from the co-tenant, Central Distribution Center, West Side Business Park and the El Presidio Properties to gain 100% ownership of Metro Business Park and the East Dominguez Property.

The remaining properties of the Company are either wholly owned, in which Invested Capital Priorities are not applicable, or tenancies-in-common in which the Invested Capital Priorities and accrued interest have been contributed to equity.

Competitive Market Conditions
-----------------------------

In 1995, market conditions generally improved in the markets in which the Company's properties are located. However, the recovery has been uneven across different regions and product types, reflecting changes in the regional economies. Following is a description of the markets in which the Company operates:

 .    Both the Hayward and Los Angeles, California industrial markets in which the Company's industrial projects are located, improved over 1995 with vacancy rates on similar space declining and rental rates strengthening.

 .    The San Gabriel Valley, California office market, in which the Company's
     Los Angeles Corporate Center project is located, weakened slightly over 1995, with net absorption slightly negative. However, in January 1996, the Company executed a 38,500 square foot lease with CashFlex, L.P. for the only vacant space in the project. The leases of the other two tenants in the project expire in 2000.

 .    The Santa Barbara, California market for research and development space, in which the Company's University Business Center project is located, remained healthy as a result of its location, land prices and developmental controls imposed by the city. Vacancy rates remained low and rental rates were stable.

 .    Both the Phoenix and Southwest Tempe, Arizona industrial markets in which the Company's industrial projects are located, improved over 1995 with vacancy rates on similar space declining and rental rates strengthening.

 .    Both the suburban Frederick and Columbia, Maryland markets, in which the company's R&D and Office projects are located, improved slightly in 1995 with vacancy rates declining and rental rates remaining stable.

 .    The Pompano Beach, Florida industrial market, in which the Company's
     Sample/I-95 Business Park is located, remained solid in 1995. Vacancy rates for similar space remained low and rental rates were stable.

The Company believes that the information concerning the market conditions discussed above is accurate and that the sources from which it was obtained are reliable; however, the Company can not guarantee the accuracy of this information.

Item 2.  Properties.
        ------------

Copley Properties, Inc.
--------------------------------------------------------------------------------
Percentage Leased and 10% Tenants

The following table sets forth the occupancy rates for each of the last five years, the number of tenants occupying 10% or more of the developed square feet at the property as of the end of the year and the principal business of such tenants in the Company's properties at 12/31/95:

                                              % of space occupied/# of tenants occupying 10% or more of the developed square feet.

PROPERTY:                                1991             1992              1993             1994
                                         ----             ----              ----             ----
                                         %    #           %    #            %    #           %    #
-------------------------------------------------------------------------------------------------------
Properties of the Company
-------------------------
Broadway Industrial Center             N/A     N/A      N/A     N/A       N/A     N/A     100%    4
Kingsview Industrial Center            N/A     N/A      N/A     N/A       N/A     N/A      N/A     N/A
Los Angeles Corporate Center          100%    3        100%    3         100%    3        100%    3
University Business Center            100%    1         97%    1          95%    3        100%    3
Huntwood Associates                    82%    4         81%    2          98%    3        100%    3
Wiegman Associates                     69%    4         84%    4         100%    4        100%    3
Baygreen Industrial Park               N/A     N/A      N/A     N/A       88%    2         50%    2
Sample/I-95 Business Park              72%    2         92%    2         100%    2        100%    2

Properties owned 100% by Copley subsequent to the February Exchanges.
---------------------------------------------------------------------
Metro Business Park                    95%    2         95%    3          96%    3        100%    3
Dominguez Properties  (1)             100%    1        100%    1         100%    1        100%    1
Columbia Place                        100%    1        100%    1         100%    1        100%    1

Properties in which Copley will no longer have an ownership interest after the February Exchanges.
--------------------------------------------------------------------------------------------------
Central Distribution Center           100%    4         88%    3          69%    3        100%    4
West Side Business Park               100%    3        100%    2         100%    2        100%    2
Carson Industrial Center              100%    1        100%    1         100%    1        100%    1
Dominguez Properties  (1)             100%    3        100%    3         100%    3        100%    3
270 Technology Park                    82%    2         93%    3         100%    3        100%    3

-------------------------------------------------------------------------------------------------------

TOTAL AVERAGE OCCUPANCY:               87%              89%               93%              97%
                                  ========         ========          ========         ========

PROPERTY:                                1995      Principal Businesses at 12/31/95
                                         ----
                                         %    #
------------------------------------------------------------------------------------------------------
Properties of the Company
-------------------------
Broadway Industrial Center            100%    4    Bakery, Moving  & Storage, Data Forms and Furniture
Kingsview Industrial Center           100%    1    Furniture Welding
Los Angeles Corporate Center           50%    2    County Government & Import/Export Trading
University Business Center             99%    3    Medical R&D & Educational Software/Publishing
Huntwood Associates                   100%    3    Food, Paper & Bath Products
Wiegman Associates                    100%    3    Office Supply, Book Distribution & Laundry
Baygreen Industrial Park              100%    3    Furniture Supply & Metal Working
Sample/I-95 Business Park             100%    3    Furniture, Home Health & Electronics

Properties owned 100% by Copley subsequent to the February Exchanges.
---------------------------------------------------------------------
Metro Business Park                    96%    3    Electronics, Medical Equipment Supply and Church
Dominguez Properties  (1)             100%    1    Freight Forwarding & Warehousing
Columbia Place                        100%    1    Payroll Services & Radio Ratings

Properties in which Copley will no longer have an ownership interest after the February Exchanges.
--------------------------------------------------------------------------------------------------
Central Distribution Center           100%    3    Door & Window, Tires and Records Storage
West Side Business Park               100%    2    Woodworking, Doors & Windows
Carson Industrial Center              100%    1    Liquor Distribution
Dominguez Properties  (1)             100%    3    Freight Forwarding & Warehousing
270 Technology Park                    95%    3    Electronics & Telemarketing

------------------------------------------------------------------------------------------------------

TOTAL AVERAGE OCCUPANCY:               98%
                                  ========

(1) As part of the February Exchanges, the Company relinquished its interest in the three El Presidio buildings of Dominguez Properties and increased its ownership in the East Dominguez building of Dominguez Properties to 100%.

Lease Expirations


The following table sets forth for all of the Company's properties for each of the next ten years (i) the number of leases that expire in each year (ii) the square feet covered by such leases expiring (iii) the annual rental represented by such leases and (iv) the percentage of total gross annual rental income expiring.


              # of lease       Total       Annual       % of total
Date          expirations   square feet    rental(1)     annual rental(2)
----          -----------   -----------    ---------     ----------------

1996             19           650,664    $ 2,881,870           20%
1997             18           458,587      2,235,071           15%
1998             14           190,310        896,715            6%
1999              6           119,987      1,205,856            8%
2000              5           165,372      1,152,732            8%
2001              3           208,470        656,957            5%
2002              2            73,000        305,832            2%
2003              5           231,711      2,130,076           15%
2004              2            53,250        492,018            3%
2005              4           162,972        941,583            7%
             ------         ---------    -----------       -------
TOTAL            78         2,314,323    $12,898,710            89%


Thereafter        2           149,951    $ 1,584,636            11%


(1) Represents annual straight-line rental revenue recognized in accordance with Generally Accepted Accounting Principles for leases expiring in each year shown.

(2) Represents the annual rental of leases expiring in each year as a percentage of the total annual rental of all leases currently in place.

Significant Properties
----------------------

The following tables show, as of December 31, 1995, tenant lease expirations for the next ten years at properties representing approximately 10% or more of the total 1995 rental income of the Company's properties or approximately 10% or more of the total gross land and building assets of the Company's properties.

The tables set forth for each property specified below for each of the next ten years (i) the number of leases that expire in that year, (ii) the square feet covered by such leases expiring, (iii) the annual rental represented by such leases and (iv) percentage of total gross annual rental income expiring for the property based on December 31, 1995 rents.

University Business Center:
-----------------------------


                                                                     % of Total
                No. of        Approximate        Annualized          Annualized Rent
                Leases       Leased Area in      Rent Under          Represented by
Date            Expiring      Square Feet     Expiring Leases(1)    Expiring Leases(2)
                --------      -----------     ------------------    ------------------
1996               0                0                 $0                    0%
1997               4           39,259            537,432                   15%
1998               2           11,445            167,040                    5%
1999               3           63,987          1,022,784                   28%
2000               0                0                  0                    0%
2001               0                0                  0                    0%
2002               0                0                  0                    0%
2003               3           92,311          1,610,628                   42%
2004               1           21,050            367,260                   10%
2005               0                0                  0                    0%
               -----          -------         ----------                -----
TOTAL             13          228,052         $3,705,144                  100%


Huntwood Associates:
--------------------

                                                                     % of Total
                No. of        Approximate        Annualized          Annualized Rent
                Leases       Leased Area in      Rent Under          Represented by
Date            Expiring      Square Feet     Expiring Leases(1)    Expiring Leases(2)
                --------      -----------     ------------------    ------------------
1996               0                0                 $0                    0%
1997               2           88,100            303,396                   16%
1998               1           22,700             88,560                    4%
1999               2           31,400             96,096                    5%
2000               1           41,200            150,996                    8%
2001               1          100,000            394,188                   20%
2002               1           37,000            144,192                    7%
2003               2          139,400            519,448                   26%
2004               0                0                  0                    0%
2005               1           54,600            272,196                   14%
               -----          -------         ----------                -----
TOTAL             11          514,400         $1,969,072                  100%

----------------------------------

Sample/I-95 Business Park:
----------------------------

                                                                     % of Total
                No. of        Approximate        Annualized          Annualized Rent
                Leases       Leased Area in      Rent Under          Represented by
Date            Expiring      Square Feet     Expiring Leases(1)    Expiring Leases(2)
                --------      -----------     ------------------    ------------------

1996               6           45,829           $288,551                   31%
1997               2            7,650             35,820                    4%
1998               2            8,123             58,929                    6%
1999               0                0                 0                     0%
2000               0                0                 0                     0%
2001               1           41,810           241,188                    26%
2002               1           36,000           161,640                    18%
2003               0                0                 0                     0%
2004               0                0                 0                     0%
2005               1           18,000           138,640                    15%
               -----          -------         ----------                -----
TOTAL             13          157,412          $924,768                   100%


(1) Represents annual straight-line rental revenue recognized in accordance with Generally Accepted Accounting Principles for leases expiring in each year shown.

(2) Represents the annual rental of leases expiring in each year as a percentage of the total annual rental of all leases currently in place at the property.

The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area (GLA) of each property and the realty taxes for each property for the year ended December 31, 1995.


                              ANNUAL        # OF TENANTS                SQ. FT. OF   DEC. 31, 1995
                            REAL ESTATE     WITH 10% OR      PROJECT        EACH     STRAIGHT-LINE      LEASE         RENEWAL
PROPERTY                      TAXES         MORE OF GLA      SQ. FT.       TENANT     (GAAP) RENT     EXPIRATION      OPTIONS
------------------------------------------------------------------------------------------------------------------------------
Properties of the Company
-------------------------
Broadway Industrial Center    $80,351           4            121,463        14,803           $3.36     Aug-98     None
--------------------------                                                  13,332           $3.96     Sep-96     None
                                                                            26,668           $3.46     May-98     1-5 Year Option
                                                                            66,660           $3.88     Nov-01     2-5 Year Options

Kingsview Industrial Center   $37,426           1             82,920        82,920           $5.51     Mar-05     None
---------------------------

Los Angeles Corporate Center  $78,002           2             76,542         8,500           $9.00     Jan-00     1-5 Year Option
----------------------------                                                29,542          $17.17     Nov-00     1-5 Year Option

University Business Center   $296,883           3            230,412        24,020          $13.17     Apr-97     None
--------------------------                                                  20,154          $18.32     Jun-99     2-5 Year Options
                                                                            31,013          $15.78     Dec-99     1-5 Year Option
                                                                            82,132          $16.26     Apr-03     1-5 Year Option

Huntwood Associates          $262,331           3            514,400       100,000           $3.94     Sep-01     None
-------------------                                                        139,400           $3.73     Jun-03     1-5 Year Option
                                                                            54,600           $4.99     Feb-05     None

Wiegman Associates           $118,550           3            261,900       125,700           $3.64     Jul-96     1-5 Year Option
------------------                                                          40,000           $4.28     Jun-97     None
                                                                            71,600           $4.19     Sep-97     1-5 Year Option


Baygreen Industrial Park      $10,940           3             40,200         7,500           $3.84     Jun-96     None
------------------------                                                     7,500           $4.56     Jun-97     None
                                                                            25,200           $3.51     Sep-98     1-5 Year Option

Sample/1-95 Business Park    $211,868           3            157,412        41,810           $5.77     May-01     None
-------------------------                                                   36,000           $4.49     Jan-02     2-5 Year Options
                                                                            18,000           $7.70     Jan-05     2-3 Year Options


The following table sets forth the principal provisions of leases which represent more than 10% of the gross leasable area (GLA) of each property and the realty taxes for each property for the year ended December 31, 1995.


                             ANNUAL      # OF TENANTS               SQ. FT. OF    DEC. 31, 1995
                          REAL ESTATE    WITH 10% OR     PROJECT       EACH       STRAIGHT-LINE       LEASE                 RENEWAL
PROPERTY                     TAXES       MORE OF GLA     SQ. FT.      TENANT       (GAAP) RENT      EXPIRATION              OPTIONS
------------------------------------------------------------------------------------------------------------------------------------
Properties owned 100% by Copley subsequent to the February Exchanges.
---------------------------------------------------------------------
Metro Business Park          $166,364         3          188,743       22,000             $5.67       Aug-96        3-3 Year Options
---------------------------                                            75,620             $5.22       Sep-96        2-5 Year Options
                                                                       30,000             $5.58       Jul-98        2-3 Year Options

Dominquez Properties (1)      $78,517         1          261,500      261,500             $3.89       Dec-96        None
---------------------------

Columbia Place               $168,381         1          115,273      115,273            $11.08       Dec-09        4-5 Year Options
---------------------------

Properties in which Copley will no longer have an ownership interest after the February Exchanges.
-------------------------------------------------------------------------------------------------
Central Distribution Center   $77,895         3          105,340       42,940             $3.99       Jun-97        None
---------------------------                                            30,200             $4.15       Nov-97        None
                                                                       32,200             $3.87       Oct-04        None

West Side Business Park       $34,737         2           42,342        8,380             $4.29       Mar-96        None
---------------------------                                            33,962             $2.48       Feb-98        None

Carson Industrial Center      $39,996         1           79,240       79,240             $4.32       Oct-00        1-5 Year Option
---------------------------

Dominquez Properties (1)      $60,672         3          165,400       46,600             $4.20       Jan-96        None
---------------------------                                            53,600             $3.36       Mar-97        None
                                                                       65,200             $3.99       May-97        None

270 Technology Park           $51,827         3           69,307       10,218             $9.30       Oct-97        1-2 Year Option
---------------------------                                             7,452             $9.95       Aug-05        None
                                                                       34,678             $8.85       Jan-11        None
                                                      -----------
TOTAL SQUARE FEET                                      2,512,394
                                                      ===========

(1) As part of the February Exchanges, the Company relinquished its interest in the three El Presidio buildings of Dominquez Properties and increased its ownership in the East Dominquez building of Dominquez Properties to 100%

The following table sets forth the average effective annual rent psf, for each of the last five years, for each of the Company's properties.

-------------------------------------------------------------------------------------------------------------
                                                                              Recognized     Net Effective
                                       Existing Square          Year-End          Rental              Rent
Properties                                        Feet         Occupancy         Revenue         ($/sq/yr)
------------------------------------------------------------------------------------------------------------
Properties of the Company
-------------------------------
Broadway Industrial Center
-------------------------------
             1991                                  N/A               N/A             N/A               N/A
             1992                                  N/A               N/A             N/A               N/A
             1993                                  N/A               N/A             N/A               N/A
             1994            (1)               121,463              100%         277,175             $3.04
             1995                              121,463              100%         542,897             $4.47

Kingsview Industrial Center
-------------------------------
             1991                                  N/A               N/A             N/A               N/A
             1992                                  N/A               N/A             N/A               N/A
             1993                                  N/A               N/A             N/A               N/A
             1994                                  N/A               N/A             N/A               N/A
             1995            (2)                82,920              100%         233,381             $2.80

Los Angeles Corporate Center
-------------------------------
             1991                               76,542              100%       1,170,945            $15.30
             1992                               76,542              100%       1,150,767            $15.03
             1993                               76,542              100%       1,181,416            $15.43
             1994                               76,542              100%       1,258,939            $16.45
             1995                               76,542               50%         757,245            $13.19

University Business Center
-------------------------------
             1991                              232,347              100%       3,759,000            $16.26
             1992                              232,347               97%       3,592,000            $15.70
             1993                              232,347               95%       3,968,000            $17.79
             1994                              230,412              100%       4,562,000            $20.22
             1995                              230,412               99%       4,572,353            $19.94

Huntwood Associates
-------------------------------
             1991                              449,000               82%       2,272,924             $5.56
             1992                              508,800               81%       1,866,257             $4.50
             1993                              508,800               98%       1,736,333             $3.81
             1994                              512,600              100%       1,864,893             $3.69
             1995                              514,400              100%       2,160,670             $4.21

Wiegman Associates
-------------------------------
             1991                              261,900               69%         860,970             $4.27
             1992                              261,900               84%         813,401             $4.06
             1993                              261,900              100%         924,421             $3.84
             1994                              261,900              100%       1,200,213             $4.58
             1995                              261,900              100%       1,151,581             $4.40

Baygreen Industrial Park
-------------------------------
             1991                                  N/A               N/A             N/A               N/A
             1992                                  N/A               N/A             N/A               N/A
             1993                               80,400               88%          51,603              $3.72
             1994            (3)                40,200               50%         216,886              $3.26
             1995                               40,200              100%         118,244              $2.94

Sample/1-95 Business Park
-------------------------------
             1991                              102,000               72%         316,880              $4.31
             1992                              139,412               92%         520,906              $4.56
             1993                              139,412              100%         968,775              $7.24
             1994                              139,412              100%       1,021,894              $7.33
             1995                              157,412              100%       1,083,211              $7.30
-------------------------------------------------------------------------------------------------------------

The following table sets forth the average effective annual rent psf, for each of the last five years, for each of the Company's properties.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Recognized                   Net Effective
                                      Existing Square           Year-End                      Rental                            Rent
Properties                                       Feet          Occupancy                     Revenue                       ($/sq/yr)
------------------------------------------------------------------------------------------------------------------------------------
Properties owned 100% by Copley subsequent to the February Exchanges.
----------------------------------------------------------------------
Metro Business Park
---------------------------------
               1991                          188,635                 95%                    690,510                          $4.91
               1992                          188,635                 95%                    999,422                          $5.58
               1993                          188,635                 96%                  1,216,604                          $6.75
               1994                          188,743                100%                  1,442,425                          $7.80
               1995                          188,743                 96%                  1,387,215                          $7.50

Dominquez Properties
---------------------------------
               1991                          426,900                100%                  1,579,049                          $3.70
               1992                          426,900                100%                  1,699,710                          $3.98
               1993                          426,900                100%                  1,750,067                          $4.10
               1994                          426,900                100%                  1,708,341                          $4.00
               1995              (4)         426,900                100%                  1,861,329                          $4.36

Columbia Place
---------------------------------
               1991                          115,273                100%                  1,698,630                         $14.74
               1992                          115,273                100%                  1,690,514                         $14.67
               1993                          115,273                100%                  1,705,109                         $14.79
               1994              (5)         115,273                100%                  1,748,450                         $15.17
               1995                          115,273                100%                  1,837,740                         $15.94

Properties in which Copley will no longer have an ownership interest after the February Exchange.
-------------------------------------------------------------------------------------------------
Central Distribution Center
---------------------------------
               1991                          105,340                100%                    378,369                          $3.82
               1992                          105,340                 88%                    311,685                          $3.15
               1993                          105,340                 69%                    410,064                          $4.96
               1994                          105,340                100%                    372,979                          $4.19
               1995                          105,340                100%                    476,743                          $4.53

Westside Distribution Center
---------------------------------
               1991                           42,342                100%                    108,897                          $3.06
               1992                           42,342                100%                     81,002                          $1.91
               1993                           42,342                100%                    116,059                          $2.74
               1994                           42,342                100%                    127,233                          $3.00
               1995                           42,342                100%                    142,338                          $3.36

Carson Industrial Center
---------------------------------
               1991                           79,240                100%                    423,806                          $5.35
               1992                           79,240                100%                    325,201                          $4.10
               1993                           79,240                100%                    383,069                          $4.83
               1994                           79,240                100%                    407,323                          $5.14
               1995                           79,240                100%                    405,301                          $5.11

270 Technology Park
---------------------------------
               1991                           69,307                 82%                    507,575                          $9.15
               1992                           69,307                 93%                    603,482                          $9.95
               1993                           69,307                100%                    681,066                         $10.18
               1994                           69,307                100%                    743,001                         $10.72
               1995                           69,307                 95%                    716,456                         $10.60

------------------------------------------------------------------------------------------------------------------------------------

 (1) As property was acquired on March 31, 1994, Net Effective Rent calculated from April through December.
 (2) As property was acquired in July 1995, Net Effective Rent calculated from July through December.
 (3) As two buildings were sold in early December 1994, Net Effective Rent is calculated as follows:
                  $216,886/[((50%*40,200)/12)+((88%*80,400)*11/12)]
 (4) The Recognized Rental Revenue includes income from the three El Presidio buildings of $754,816 in 1995.
 (5) Does not include impact of BDM lease termination payments.

Net effective rent is calculated as:
 Recognized Rental Revenue/Average Square Feet Occupied during the year.
     Average Square Feet Occupied equals: square feet x((beginning year occupancy + year end occupancy)/2)
Recognized rental revenue is the rental revenue recognized for financial statement purposes including operating expense reimbursements.

           Federal Tax Basis Information for Copley Properties, Inc.

The following table sets forth for each of the Company's significant properties the tax information as follows: (i) Federal tax bisis as of December 31, 1995;
(ii) 1995 annual rate of depreciation; (iii) method of depreciation; and (iv) life claimed, with respect to each property or component thereof for purposes of depreciation for tax purposes.

                                            Federal               Rate of                                  Life
           Property                        Tax Basis            Depreciation             Method            in years
---------------------------------        -------------        ----------------       --------------      ------------
University Business Center
---------------------------------
Building                                   $9,808,100                  3.18%         Straight Line             31.5
Improvements                                5,923,487                  3.18%         Straight Line             31.5
Improvements                                5,094,510                  2.56%         Straight Line             39.0
                                         -------------        ----------------
Total Depreciable Assets                  $20,826,097


Huntwood Associates
---------------------------------
Building & Improvements                   $12,603,951                  2.50%         Straight Line             40.0
                                         -------------        ----------------
Total Depreciable Assets                  $12,603,951



Sample/I - 95 Business Park
---------------------------------
Building & Improvements                      $242,063                 28.57%         200% DB (1)                7.0
Building & Improvements                       553,788                 10.00%         150% DB (1)               15.0
Building & Improvements                     3,695,997                  3.18%         Straight Line             31.5
Building & Improvements                       978,340                  2.56%         Straight Line             39.0
                                         -------------        ----------------
Total Depreciable Assets                   $5,470,188


Total Depreciable Assets for
  tax purposes:                           $38,900,236
                                         =============

(1) DB = Declining Balance

Item 3.  Legal Proceedings.
         -----------------

         The Company is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Item 4a.  Executive Officers of the Registrant
          ------------------------------------

The executive officers of the Company and their respective positions with the Company, principal occupations and business experience during the last five years and ages as of December 31, 1995 are as follows:


                                   Principal Occupations and
     Name and Position                Business Experience           Year Elected
     with the Company               During Last Five Years           to Office          Age
     ----------------               -----------------------          ---------          ---
Joseph W. O'Connor (1)         President and Chief Executive            1985             49
Chairman of the Board          Officer of the Advisor since 1982.

Steven E. Wheeler (1)          Managing Director of the Advisor         1993             48
President and Chief            since July 1993; from 1991 to 1993,
Executive Officer              Chairman and Chief Executive Officer
                               of Hancock Realty Investors; from
                               1990 to 1991, Executive Vice
                               President of Bank of New England;
                               from 1989 to 1990, consultant to
                               real estate developers, institutions
                               and corporations; from 1986 to 1989,
                               Managing Director of Morgan Stanley
                               Group, Inc.


Mary L. Lentz                  Managing Director of the Advisor and     1993             41
Vice President and Chief       Vice President since July 1993; from
Operating Officer              1986 to 1993, responsible for the
                               leasing activities at the Chiofaro
                               Company.


Daniel C. Mackowiak            Vice President and Chief Accounting      1994             44
Vice President and             Officer of the Advisor since 1989;
Treasurer                      previously, senior manager with
                               Price Waterhouse.


Peter P. Twining               General Counsel of the Advisor since     1994             49
Vice President and             1994; member of the Advisor's law
Secretary                      department since 1987.


Daniel J. Coughlin             Managing Director of the Advisor         1994             43
Vice President                 since 1987; responsible for the
                               Advisor's Investment Management and
                               Services Group.


(1)Effective February 29, 1996, Steven E. Wheeler resigned from the positions of Director, President and Chief Executive Officer, and Joseph W. O'Connor assumed the duties of President and Chief Executive Officer.
The executive officers will serve in their respective capacities until their successors are elected and qualified.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

Stock Price and Dividend Record

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "COP". As of December 31, 1995 there were approximately 2,500 beneficial shareholders with 652 shareholders of record of Common Stock and 1 shareholder of record of Class A Common Stock, Copley Real Estate Advisors, Inc. The following table sets forth the high and low prices of the Company's Common Stock for each fiscal quarter for the past eight quarters and dividends declared during each such quarter:


                                                      Stock Price                 Dividends
                                             High                   Low           Declared
                           -------------------------------------------------------------------------
Year Ended
December 31, 1995
-----------------

Quarter
-------
First                                       $10.250                $ 9.625         $.25
Second                                      $11.500                $ 9.688         $.27
Third                                       $12.000                $10.875         $.27
Fourth                                      $13.375                $11.500         $.27

Weighted Average Shares outstanding as of December 31, 1995 - 3,584,350

Year Ended
December 31, 1994
-----------------

Quarter
-------
First                                       $10.75                 $ 9.25          $.22
Second                                      $10.375                $ 9.625         $.22
Third                                       $10.625                $ 9.75          $.25
Fourth                                      $10.75                 $ 9.375         $.25


Weighted Average Shares outstanding as of December 31, 1994 - 3,584,350

Item 6.   Selected Financial Data
          -----------------------


                                                                                 Year Ended December 31,

                                                               1995           1994          1993           1992            1991
                                                               ----           ----          ----           ----            ----
Investment Results                                         $4,797,501       $804,180      $615,552      ($719,213)       $882,425
Portfolio Expenses                                        ($2,408,201)   ($1,341,125)    ($926,534)     ($803,525)      ($878,728)
                                                          ------------   ------------    ----------     ----------     ------------
Net Income (Loss)                                          $2,389,300      ($536,945)    ($310,982)   ($1,522,738)         $3,697

------------------------------------------------------------------------------------------------------------------------------------


Results Per Weighted
Average Share
Net Income (Loss)                                              $.67         ($0.15)       ($0.09)        ($0.42)           $0.00

Cash From Operations                                           $.96          $1.48         $1.28          $1.09            $1.15

Dividends                                                     $1.06          $0.94         $0.80          $0.80            $1.10


Balance Sheet

Total Assets                                           $81,517,257     $99,384,812    $97,412,024   $53,470,974     $55,780,484
Total Liabilities                                      $42,451,311     $58,908,834    $53,029,872    $5,910,398      $3,833,188
Net Book Value
Per Share                                                 $10.90         $11.29         $12.38         $13.27          $14.44

------------------------------------------------------------------------------------------------------------------------------------


Funds From Operations:
Total                                                   $4,584,029      $6,741,295     $4,671,714    $3,725,314    Not available
Per Share                                                    $1.28           $1.88          $1.30         $1.04

Excluding impact of BDM lease termination payments:
Total                                                          N/A      $5,876,746
Per Share                                                      N/A           $1.64

Item 7.  Management's discussion and analysis of financial condition
         -----------------------------------------------------------
         and results of operations.
         --------------------------

Copley Properties, Inc.
--------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
Liquidity and Capital Resources

     The Company's assets consist primarily of investments in real estate. At December 31, 1995, several properties are owned directly by the Company; others are owned by joint ventures in which the Company is the managing general partner or structured as tenancies-in-common in which the Company is a co-tenant. As a co-tenant in its tenancy-in-common investments and a general partner in its joint venture investments, the Company is obligated to fund its proportionate share of operating deficits.

     At December 31, 1995, the Company had cash and cash equivalents totaling $5,716,300. The Company also has a $5,000,000 bank line-of-credit which expires on July 31, 1996. The average outstanding balance on the line-of-credit during 1995 and 1994 was $2,091,644 and $3,402,000, respectively.

     Dividends will continue to be paid from cash generated by operations. As more fully discussed under "Results of Operations" below, cash flow from operations was $3,450,436 in 1995, $5,295,756 in 1994 and $4,596,582 in 1993.
The Company intends to distribute to its shareholders at least 95% of taxable income so as to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company's policy is to pay dividends based on cash flow from operations, which usually exceeds taxable income. The quarterly dividend level was increased twice during 1994, from $.20 per share in the prior quarter to $.22 per share in January and raised again to $.25 per share in September. In 1995, the dividend was increased to $.27 per share in June.

     In July 1995, the Company entered into an agreement to extend the maturity of the mortgage notes payable to Massachusetts Mutual Life Insurance Company which are secured by the Huntwood Associates and Wiegman Associates properties from January 1, 1996 to June 1, 1996 on the same terms and conditions as the original financings.

     In June 1995, the Company entered into an agreement to extend the maturity of a mortgage note payable to Wells Fargo Bank which is secured by another portion of the Huntwood Associates property from June 15, 1995 to January 15, 1997 on the same terms and conditions as the original financing.

     A mortgage note payable, secured by the University Business Center property, matured and was refinanced in February 1995. A principal paydown of $3,500,000 was made in conjunction with the refinancing. The funds for the paydown were primarily obtained from a short-term mortgage loan of $3,250,000 secured by the Peachtree Corners Distribution Center, which in turn was retired as part of the closing when Peachtree was sold.

     During the second quarter of 1995, the Company retained Morgan Stanley & Co. Incorporated (Morgan Stanley) as its financial advisor to assess the strategic alternatives available to the Company in order to maximize shareholder value. In September 1995, Morgan Stanley recommended that the Company solicit the interest of third parties in merging with the Company or acquiring its stock or assets. Morgan Stanley also assisted the Company in the solicitation of interest of third parties. As discussed further in Note 14 to the accompanying financial statements, in February 1996, the Company entered into an Agreement and Plan of Merger under which the Company will be merged into EastGroup Properties. In the merger, each share of the Company's common stock will be converted into EastGroup shares of beneficial interest with a value of $15.60, subject to the limitations described below. The merger is subject to several conditions including approval by the shareholders of both the Company and EastGroup and registration of the shares to be issued with the Securities and Exchange Commission.

Results of Operations

     Acquisitions and Dispositions

     In November 1995, the Company sold its interest in the Peachtree Corners Distribution Center investment for a purchase price of approximately $10,000,000. After payment of selling expenses and the outstanding mortgage loan, the Company received net cash proceeds of approximately $7,626,000, including deposits of $125,000 and $1,165,000 received in March 1995 and June 1995. The outstanding principal balance of $2,250,000 on a $3,250,000 mortgage note payable which the buyer issued to the Company in February 1995 was retired as part of the closing. In July 1995, the Company made a payment to reduce the outstanding principal of this note by $1,000,000. The Company recognized a gain on the sale of approximately $1,806,000.

     In July 1995, the Company purchased the Kingsview Industrial Center, an 83,000 square foot industrial building located in Carson, California, for approximately $3,000,000 in cash.

     In June 1995, the Company sold all of its interests and rights, including its ground lease position, related to the Park North Business Center investment for approximately $18,500,000. Proceeds from the sale of approximately $12,900,000, net of the assumption of debt associated with the ground lease property, were used to pay off the mortgage notes payable to Wells Fargo Realty Advisors and the revenue bonds which were owed by the ground lessee and guaranteed by the Company. After settlement of the debt and payment of selling expenses, the Company received net cash proceeds of approximately $6,825,000, including a deposit of $125,000 received in March 1995. The Company recognized a gain of approximately $758,000.

     In the fourth quarter of 1994, the Company sold two of the buildings at the Baygreen Industrial Park in separate transactions for proceeds of $1,782,925 and recognized gains totaling $626,931.

     In March 1994, the Company purchased Broadway Industrial Park, an industrial building located in Tempe, Arizona, for approximately $2,350,000.

     Restructurings

     In September 1995, the Company paid approximately $100,000 to terminate an incentive property management agreement related to Broadway Industrial Center and paid approximately $200,000 in October 1995 to terminate an incentive property management agreement related to Baygreen Industrial Park. The incentive property management agreements represented a contingent equity interest in the properties granted at the date of acquisition, payable upon sale, refinancing, or termination. Therefore, the termination fees paid have been recorded as acquisition costs and added to the Company's carrying value of the investments.

     In August 1995, the Company entered into agreements with certain of its co-venture partners to restructure the ownership of the joint venture investments as tenancies-in-common. Effective February 1, 1996, the Company exchanged its co-tenant interest in the 270 Technology Park property to obtain 100% ownership of the Columbia Place property. Effective February 2, 1996, the Company exchanged its co-tenant interests in the Carson Industrial Center, Central Distribution Center, West Side Business Park and the three El Presidio buildings (comprising a portion of the Dominguez Properties) to obtain 100% ownership of the Metro Business Park tenancy-in-common and the remaining building in the Dominguez Properties tenancy-in-common. These transactions did not generate a material gain or a loss or have an impact on shareholders' equity.

     Effective January 1, 1994, the Company entered into a restructuring agreement giving the Company a controlling interest in three partnerships in the Park North Business Center investment (the "Parknorth Partnerships"). Under the restructuring, 100% ownership of the property was transferred to the Company on March 30, 1995. The remaining portion of the Park North Business Center investment included land that was leased under a long-term ground lease arrangement. As discussed above, the entire Park North Business Center investment was sold on June 30, 1995.

     Significant Lease Transaction

     In September 1994, M.O.R. XXXVI Associates Limited Partnership, a partnership in which the Company is a general partner (the "Partnership") and the owner of Columbia Place, modified the existing terms of its sole lease and mortgage loan agreements. BDM Federal, Inc. ("BDM"), the original tenant with a lease expiring in March 1998, desired to vacate the building and Ceridian Corporation ("Ceridian"), a new tenant, desired to occupy the building. BDM, Ceridian, and the Partnership entered into a series of agreements (the "Agreements") under which BDM is obligated for certain payments to the Partnership through March 1998. The payments are contingent on future events and are being recognized as income when the contingencies expire. In 1994, approximately $864,000 was recognized as additional income from BDM as a result of the transaction.

     Ceridian entered into a lease with the Partnership which commenced September 1994 and expires December 2009, subject to earlier termination options in December 2004 and December 2006. Ceridian was responsible for all of its tenant improvements and chose to substantially re-fit this space. This resulted in the write-off by the Partnership of approximately $2,635,000 of tenant improvements and other capital costs.

     In conjunction with the leasing transaction, the mortgage note payable to a third-party lender of approximately $10,490,000 was restructured. The interest rate was reduced from 10.125% to 8.875% per annum, effective December 1, 1994 and the maturity date was extended from May 1998 to December 2009. The maturity date may be accelerated if Ceridian exercises its termination options. The revised mortgage note requires monthly payments of principal and interest based on a twenty-year amortization schedule.

     The Partnership's costs of the transaction have been capitalized and are being amortized over the life of the lease or loan as applicable.

     Asset Valuation

     The estimated net realizable value of the undeveloped land at Sample/I-95 Associates Business Park had declined significantly in prior years. In accordance with the Company's policy, the carrying value was reduced to approximate net realizable value, resulting in an investment valuation allowance of $900,000 in 1993. The value has remained stable during 1994 and 1995.

     Investment Performance

     The overall leased percentage for the portfolio was 98% at December 31, 1995, up from 97% a year earlier. Leases for 16% of the Company's square footage expired during 1995 and were largely renewed; leases for 26% of the Company's square footage are scheduled to expire in 1996. Management expects that occupancy will not be significantly affected by the upcoming expirations, as the demand for industrial space strengthens with the recovering economy; however, there can be no guarantee that the space will be leased or will be leased on favorable terms.

     Excluding the 1994 lease termination charges at Columbia Place and the valuation allowance on Sample/I-95 in 1993, overall real estate operating results were $2,193,768 in 1995; $1,867,745 in 1994; and $1,319,667 in 1993.
These changes between years reflect changes in the operating results of the underlying properties, as well as property acquisitions.

     1995 Results of Operations Compared to 1994

     The improvement from the prior year is primarily due to a decrease in depreciation expense which resulted from the sale of the Park North Business Center on June 30, 1995; lower interest expense due to debt reductions at certain properties; income generated from Kingsview Industrial Center which was purchased in July 1995; and increased rental revenue at certain properties due to higher occupancy rates. These improvements were partially offset by a write-off of approximately $71,000 in rent receivable from a former tenant of the Huntwood Associates property; the expiration in the first quarter of 1995 of a lease representing approximately one-half the rentable space at the Los Angeles Corporate Center; and the loss of operating income generated from the Park North Business Center and Peachtree Corners properties which were sold during the year.

     Cash flow from operations decreased by $1,845,320 between 1995 and 1994. The decrease is due primarily to the following factors: 1) under the terms of the new lease at Columbia Place, cash flow from rent in 1995 is less than in previous years; 2) cash from operations in the first quarter of 1994 benefited from the realization of cash upon conversion of the Park North Business Center property from a joint venture accounted for under the equity method to a wholly-owned property accounted for on a consolidated basis; 3) a significant lease expired at the Los Angeles Corporate Center in the first quarter of 1995; 4) the Park North Business Center was sold in the second quarter of 1995; and 5) professional fees increased as discussed below. These decreases in cash flow were partially offset by general improvement in operations at the other properties and the acquisition of Kingsview Industrial Center.

     1994 Results of Operations Compared to 1993

     A significant portion of the improvement in investment performance during 1994 is attributable to University Business Center and Peachtree Corners Distribution Center. These properties experienced notable improvement due to increases in occupancy as well as lease renewals in improved market conditions. The acquisitions of Baygreen Industrial Park in late 1993 and Broadway Industrial Center in early 1994 also contributed to the improvement. Interest expense decreased at Sample/I-95 and Park North Business Center due to the retirement at maturity during 1994 of certain mortgage notes totaling approximately $6,600,000. Depreciation expense increased in 1994 primarily in connection with property acquisitions.

     Cash flow from operations increased by $699,174 between 1994 and 1993. This increase, as with the increase in real estate operating results, is due mainly to the improved operating results of the properties, particularly University Business Center and Peachtree Corners Distribution Center. The difference between the improvement in cash flow from operations and the smaller improvement in real estate operating results is due to a number of factors including 1) the timing of receipt of rents which may differ from the period in which revenue is recognized, 2) the year-to-year change in depreciation expense which affects real estate operating results but not cash flow from operations, and 3) the year-to-year change in portfolio level expenses which affects cash flow from operations but not real estate operating results.

     Portfolio Expenses

     Management advisory fees decreased by 37% in 1995 compared to 1994 and increased 19% in 1994 compared to 1993, which is consistent with the changes in cash flow from operations, as discussed above, upon which the management fee computation is based.

     Professional fees for 1995 increased by approximately $756,000 compared to 1994 as a result of costs incurred by the Company related to its consideration of various strategic alternatives aimed at maximizing shareholder value and subsequent solicitation of proposals to acquire the Company or substantially all of its assets. Included in professional fees for the year ended December 31, 1995 is approximately $352,000 of investment advisory fees earned by Morgan Stanley and $324,000 in legal fees related to this process. Upon the consummation of the merger, the Company has committed to pay Morgan Stanley a transaction fee of $1.5 million, less the amounts previously paid.

     Professional fees increased by $45,000 in 1994 over 1993 primarily due to increased utilization of outside counsel for routine legal services and an increase in auditing and accounting fees.

     Fees paid to the Board of Directors in 1995, which are included in general and administrative expenses, increased by approximately $94,000 over 1994 due to increased frequency of meetings and an increase in the per meeting fee payable to each director which became effective during the second quarter of 1995.

     General and administrative expenses increased by approximately $46,000 in 1994 compared to 1993, due primarily to an increase in franchise taxes.

     Interest expense for 1995 and 1994 was $184,562 and $210,241, respectively. The decrease in interest expense is the result of lower borrowings under the Company's line-of-credit. There were no borrowings or interest expense in 1993.

     In late 1994, the Company commenced the marketing of additional equity on a private placement basis and incurred $501,227 in Deferred Financing Costs in connection with pursuing the private placement and arranging for an increased line-of-credit, which was contingent on additional equity. Discussions with potential investors did not produce an agreement on the terms of an equity investment and the Company wrote-off the Deferred Financing Costs in the quarter ended March 31, 1995.


Inflation

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may cause appreciation in the value of the Company's real estate investments over time if rental rates and replacement costs of properties increase. Declines in property values, over the past several years, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Company's investments.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

                            COPLEY PROPERTIES, INC.
                            -----------------------
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


Report of Independent Accountants . . . . . . . . . . . . . . . 39

 Financial Statements:

    Consolidated Balance Sheets - December 31, 1995 and 1994 . .40

    Consolidated Statements of Operations and Cumulative Deficit -
     Years ended December 31, 1995, 1994 and 1993 . . . . . . . 41

    Consolidated Statements of Cash Flows -
     Years ended December 31, 1995, 1994 and 1993  . . . . . . .42

    Notes to Consolidated Financial Statements . . . . . . . . .43

 Financial Statements Schedules:

    Schedule III - Real Estate and Accumulated Depreciation
     at December 31, 1995  . . . . . . . . . . . . . . . . . . .59

    Schedule IV - Mortgage Loans on Real Estate
     at December 31, 1995 . . . . . . . . . . . . . . . . . . . 61

    All other schedules have been omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

                   Report of Independent Public Accountants



To the Board of Directors
Copley Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Copley Properties, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related statements of operations and cumulative deficit and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Copley Properties, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules III and IV are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                   /s/  Arthur Andersen LLP


Boston, Massachusetts
March 15, 1996

COPLEY PROPERTIES, INC.
------------------------------------------------------------------------

Consolidated Balance Sheets

------------------------------------------------------------------------

                                                             December 31,
                                                         1995           1994
                                                     -------------  -------------
Assets

Real estate investments (Notes 3 and 4):
 Property, net                                       $ 72,396,765   $ 88,640,489
 Joint ventures                                                 -      1,037,178
 Investment in tenancies-in-common                      2,310,781              -
 Loans to joint ventures                                        -      4,859,903
 Ground lease                                                   -      1,187,000
 Notes receivable                                         895,963      1,000,966
 Other                                                          -        681,356
                                                     ------------   ------------
   Total real estate investments                       75,603,509     97,406,892

Cash and cash equivalents                               5,716,300      1,491,554
Deferred financing costs (Note 10)                              -        486,366
Other assets                                              197,448              -
                                                     ------------   ------------

   Total assets                                      $ 81,517,257   $ 99,384,812
                                                     ============   ============

Liabilities and Shareholders' Equity

Liabilities:
 Losses of joint ventures
   in excess of investment                           $          -   $  3,261,463
 Accounts payable and other liabilities                   544,045        436,478
 Accrued management advisory fees (Notes 9 and 14)      2,573,917      2,491,445
 Line of credit borrowings                                      -      3,500,000
 Mortgage notes payable (Notes 2 and 5)                39,333,349     49,219,448
                                                     ------------   ------------
   Total liabilities                                   42,451,311     58,908,834
                                                     ------------   ------------

Commitments (Note 3)

Shareholders' Equity (Note 8):
 Common stock, $1.00 par value;
   authorized 20,000,000 shares;
   issued 4,007,500 shares                              4,007,500      4,007,500
 Additional paid-in capital                            69,625,444     69,625,444
 Treasury stock; 423,150 shares
   of common stock, at cost                            (4,895,726)    (4,895,726)
 Cumulative deficit                                   (29,671,273)   (28,261,241)
 Class A common stock                                           1              1
                                                     ------------   ------------
   Total shareholders' equity                          39,065,946     40,475,978
                                                     ------------   ------------
   Total liabilities and
    shareholders' equity                             $ 81,517,257   $ 99,384,812
                                                     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.

------------------------------------------------------------------------

Consolidated Statements of Operations and Cumulative Deficit

------------------------------------------------------------------------

                                                               Year ended December 31,
                                                             1995          1994           1993
                                                             ----          ----           ----

Investment Activity (Notes 2, 3 and 6):
 Property operations, net                              $  1,445,701   $  1,452,003   $  1,128,334
 Share of real estate investment earnings
     Operations                                             748,067        415,742        191,333
     Lease termination charges (Note 6)                           -     (1,770,471)             -
     Investment valuation allowance                               -              -       (900,000)
                                                       ------------   ------------   ------------
      Total real estate operations                        2,193,768         97,274        419,667

 Gain on sales of Properties                              2,564,478        626,931              -
                                                       ------------   ------------   ------------
     Total real estate activity                           4,758,246        724,205        419,667
 Interest on short-term investments
     and cash equivalents                                    39,255         79,975        195,885
                                                       ------------   ------------   ------------
     Total investment activity                            4,797,501        804,180        615,552
                                                       ------------   ------------   ------------

Portfolio Expenses:
 Management advisory fee                                    451,863        714,761        601,535
 General and administrative                                 371,941        273,974        227,758
 Professional fees (Note 13)                                898,608        142,149         97,241
 Interest expense                                           184,562        210,241              -
 Write-off of deferred financing costs (Note 10)            501,227              -              -
                                                       ------------   ------------   ------------
                                                          2,408,201      1,341,125        926,534
                                                       ------------   ------------   ------------

Net Income (Loss)                                         2,389,300       (536,945)      (310,982)

Common stock dividends                                   (3,799,332)    (3,369,229)    (2,867,442)

Cumulative Deficit:
 Beginning of year                                      (28,261,241)   (24,355,067)   (21,176,643)
                                                       ------------   ------------   ------------
 End of year                                           $(29,671,273)  $(28,261,241)  $(24,355,067)
                                                       ============   ============   ============

Per Share Data:

 Net Income (Loss)                                     $        .67   $       (.15)  $       (.09)
                                                       ============   ============   ============
 Dividends                                             $       1.06   $        .94   $        .80
                                                       ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                 Year ended December 31,
                                                           1995           1994           1993
                                                       -------------  ------------  ---------------
Cash flows from operating activities:
 Net income (loss)                                     $  2,389,300   $  (536,945)     $  (310,982)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Joint venture and tenancy-in-common operations          (673,799)     (352,606)          16,832
   Lease termination charges                                      -     1,770,471                -
   Cash distributions from joint ventures
    and tenancies-in-common                                 807,255     1,632,460        3,136,357
   Property depreciation and amortization                 3,735,914     3,999,341          810,305
   Write-off of deferred financing costs                    501,227             -                -
   Gain on sales of Property                             (2,564,478)     (626,931)               -
   Investment valuation allowance                                 -             -          900,000
   Increase in investment income receivable                       -       (30,365)        (211,559)
   Increase in deferred leasing commissions                (404,330)     (519,173)         (33,153)
   (Increase) decrease in property working capital         (374,311)     (358,974)         133,263
   Increase in accounts payable and
    accrued management advisory fees                        109,795       318,478          228,202
   Other, net                                               (76,137)      (72,683)               -
                                                        ------------   -----------      -----------
    Net cash provided by operating
     activities                                           3,450,436     5,295,756        4,596,582
                                                        ------------   -----------      -----------

Cash flows from investing activities:
 Increase in loans to joint ventures                         (6,436)     (191,037)         (42,290)
 Reduction of loans to joint ventures                             -             -          551,895
 Investment in joint ventures                               (31,346)     (143,494)      (3,336,120)
 Return of capital from joint ventures                            -             -           25,119
 Investment in Property                                  (4,553,172)   (3,928,552)      (2,291,721)
 Proceeds from sale of Property                          22,864,250     1,082,925                -
 Decrease (increase) in short-term investments, net               -     1,967,451         (979,408)
 Increase in other assets                                  (280,570)            -                -
 Decrease in notes receivable                               109,426     2,444,619                -
                                                        ------------   -----------      -----------
    Net cash provided by (used in) investing
     activities                                          18,102,152     1,231,912       (6,072,525)
                                                        ------------   -----------      -----------

Cash flows from financing activities:
 Increase (decrease) in line of credit borrowings, net   (3,500,000)    3,500,000                -
 Proceeds from third-party mortgage note                  3,250,000             -                -
 Principal payments on mortgage notes                   (13,136,099)   (6,801,089)               -
 Dividends paid                                          (3,799,332)   (3,369,229)      (2,867,442)
 Financing costs                                           (142,411)     (267,586)               -
                                                        ------------   -----------      -----------
    Net cash used in financing activities               (17,327,842)   (6,937,904)      (2,867,442)
                                                        ------------   -----------      -----------

    Net increase (decrease) in cash and cash
     equivalents                                          4,224,746      (410,236)      (4,343,385)

Cash and cash equivalents:
   Beginning of year                                      1,491,554     1,901,790        6,245,175
                                                       ------------   -----------      -----------
   End of year                                         $  5,716,300   $ 1,491,554      $ 1,901,790
                                                       ============   ===========      ===========

Supplementary disclosure of cash flow information:
   Cash paid during the year for interest              $  4,827,630   $ 4,784,473      $   358,177
                                                       ============   ===========      ===========

Noncash investing and financing activities (Notes 3 and 12)

  The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1 Organization and Business

  Copley Properties, Inc. (the Company), a Delaware corporation, was incorporated in May 1985 and operates as a qualified real estate investment trust under applicable provisions of the Internal Revenue Code of 1986, as amended. The Company acquires, develops, operates and owns industrial real estate. The Company currently owns and operates, either directly or through tenancy-in-common arrangements, 15 properties totaling over 2.5 million square feet of net rentable area. Copley Real Estate Advisors, Inc. (the Advisor) provides investment management and administrative services to the Company. The Advisor is an indirect wholly owned subsidiary of New England Investment Companies, L.P. (NEIC), a publicly traded limited partnership. New England Mutual Life Insurance Company is the principal unitholder of NEIC.

  As described in Note 14, in February 1996, the Company entered into an Agreement and Plan of Merger, under which the Company will be merged into EastGroup Properties.

2 Summary of Significant Accounting Policies

  Basis of Presentation
  ---------------------

  The accompanying consolidated financial statements include the accounts of the Company and its consolidated joint ventures as of and subsequent to the date on which the Company acquired a controlling ownership interest therein. The Company has several tenancies-in-common, and previously had several other joint ventures, which are presented in these financial statements using the equity method, since control of the business is shared with the respective co-tenant. All interentity balances and transactions have been eliminated.

  Under circumstances arising from the inability of certain of its venture partners to perform under joint venture agreements, the Company assumed control over the respective businesses. Upon restructuring, these investments have been classified as Properties in the consolidated balance sheets and any third-party mortgage financing is separately presented, and operating revenues and expenses are separately classified in property operations. Prior to restructuring, the real estate assets and third-party mortgage loans of joint ventures are considered in the investment balances and operating results are reported as share of investment earnings. The restructuring transactions do not affect the Company's net income (loss) or shareholders' equity.

  Property
  --------

  Property includes land and buildings wholly owned by the Company or owned by consolidated joint ventures. These investments are referred to herein as "Properties" and are stated at cost less accumulated depreciation. The Company's cost of a Property previously owned by a joint venture equals the Company's carrying value of the prior investment on the conversion date. It is the Company's policy to estimate the remaining useful life of real estate assets at the conversion date. This balance sheet caption also includes deferred leasing costs, incidental working capital items related to Properties, and the minority interest related to a consolidated joint venture.

  Tenancies-in-Common, Joint Ventures and Secured Loans
  -----------------------------------------------------

  The Company accounts for its investments in unconsolidated tenancies-in-common using the equity method, under which the cost of the investment is adjusted by the Company's share of the respective tenancy-in-common's results of operations and reduced by certain cash distributions received.

  The Company has had investments in unconsolidated joint ventures which were also accounted for using the equity method as described above. In addition, the Company made loans to joint ventures in which the Company had an ownership interest.

  Share of real estate investment earnings (losses) in the accompanying consolidated statements of operations includes tenancy-in-common and joint venture earnings (losses) allocated to the Company. Allocations of tenancy-in-common earnings (losses) are made in accordance with the ownership interests of the respective co-tenants. Allocations of joint venture earnings (losses) were made to the Company's joint venture partners in accordance with the terms of the respective joint venture agreements as long as they had economic equity in the project. A joint venture partner is determined to have economic equity if the appraised value of the property exceeds the Company's total cash investment plus accrued preferential returns and interest thereon, or if the venture partner is entitled to current operating cash distributions.

  Depreciation and Capitalization
  -------------------------------

  Maintenance and repair costs are charged to operations as incurred. Significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on the estimated useful lives of the buildings and improvements. Leasing and financing costs are also capitalized and amortized over the related agreement terms.

  Rental Revenues
  ---------------

  Rental revenues from certain operating leases with fixed rent increases or rent credits are recognized on a straight-line basis over the terms of the leases. The difference between straight-line rental revenues and cash rents received in accordance with the terms of the leases is recorded as accounts receivable.

  Realizability of Real Estate Investments
  ----------------------------------------

  The carrying value of the Company's real estate investments is reduced to net realizable value, if lower. Since the Company's intention is to hold properties for long-term investment, net realizable value is measured by the recoverability of the investment carrying value through expected undiscounted future cash flows, net of the cost of third-party financing associated with the investment. As of December 31, 1995 and 1994, the estimated net realizable value of each real estate investment either exceeded or approximated its carrying value.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of" (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. As required, the Company will adopt SFAS 121 in the first quarter of 1996. Based upon current circumstances, management believes adoption will not have any effect on the financial position of the Company.

  Cash Equivalents and Short-term Investments
  -------------------------------------------

  Cash equivalents and short-term investments are stated at cost, plus accrued interest, which approximates market. Such investments consist primarily of certificates of deposit and commercial paper. The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents; otherwise, they are classified as short-term investments.

  Financial Instruments
  ---------------------

  Mortgage notes payable and notes receivable are considered the Company's most significant financial instruments at December 31, 1995. Based on the interest rates on these notes, some of which are variable and several of which have recently been negotiated, the fair value of these instruments approximates their carrying values.

  Per Share Computations
  ----------------------

  Net income (loss) per share is computed by dividing net income (loss), after deducting any Class A dividends, by the weighted average number of shares outstanding during each year (3,584,350 in 1995, 1994 and 1993).

  Use of Estimates
  ----------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications
  -----------------

  Certain reclassifications have been made to prior year amounts to conform with the 1995 presentation. There is no effect on net income (loss) or cash flow from operations.


3 Real Estate Investments

  The Company's real estate investments are either owned in their entirety or jointly through tenancies-in-common or joint ventures. Wholly owned property operations are under the oversight of local management companies. For jointly owned property, the Company's co-tenants or venture partners are responsible for day-to-day operating activities under separate property management agreements, and they are entitled to fees for such services. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership interest in cases where a partner does not so contribute. Under the tenancy-in-common agreements, each co-tenant is responsible for funding its proportionate share of cash flow deficits.

  The Company's cash investments in joint ventures are in two forms: a capital contribution generally subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds; and secured, interest-bearing loans to certain ventures. When converted to tenancy-in-common ownership, these loans and the corresponding accrued interest were classified as part of the Company's contribution to the capital of the new entity.

  Acquisitions
  ------------

  In July 1995, the Company purchased the Kingsview Industrial Center, an 83,000 square foot industrial building located in Carson, California. The total purchase price was approximately $3,000,000.

  The Company purchased an industrial building located in Tempe, Arizona, on March 31, 1994, which is referred to as Broadway Industrial Center. The total purchase price was approximately $2,350,000.

  Sales
  -----

  In November 1995, the Company sold its interest in the Peachtree Corners Distribution Center investment for a purchase price of approximately $10,000,000. After payment of selling expenses and the outstanding mortgage loan, the Company received net cash proceeds of approximately $7,626,000, including deposits of $125,000 and $1,165,000 received in March 1995 and June 1995. The outstanding principal balance of $2,250,000 on a $3,250,000 mortgage note payable which the buyer issued to the Company in February 1995 was retired as part of the closing. The loan had been secured by a first mortgage on the Peachtree Corners Distribution Center and bore interest at the rate of 10% per annum. In July 1995, the Company made a payment to reduce the outstanding principal by $1,000,000. The Company recognized a gain on the sale of approximately $1,806,000.

  In June 1995, the Company sold all of its interests and rights, including its ground lease position, related to the Park North Business Center investment for approximately $18,500,000. Proceeds from the sale of approximately $12,900,000, net of the assumption of debt associated with the ground lease property, were used to pay off the mortgage notes payable to Wells Fargo Realty Advisors and the revenue bonds, which were owed by the ground lessee and guaranteed by the Company (Note 5). After settlement of the debt and payment of selling expenses, the Company received net cash proceeds of approximately $6,825,000, including a deposit of $125,000 received in March 1995. The Company recognized a gain of approximately $758,000.

  During 1994, the Company sold two buildings at the Baygreen Industrial Park. Proceeds from the sales totaled $1,782,925, including a $700,000 purchase money mortgage note. Under the terms of this note, interest only is due monthly at the rate of 9% per annum, and the note matures January 1, 1997. The note is included in Notes Receivable in the accompanying consolidated balance sheet at December 31, 1995 and 1994. The Company recognized a gain on these sales of approximately $627,000 in 1994.

  Restructurings
  --------------

  In September 1995, the Company paid approximately $100,000 to terminate an incentive property management agreement related to Broadway Industrial Center and paid approximately $200,000 in October 1995 to terminate an incentive property management agreement related to Baygreen Industrial Park. The incentive property management agreements represented a contingent equity interest in the properties granted at the date of acquisition, payable upon sale, refinancing, or termination. Therefore, the termination fees paid have been recorded as acquisition costs and added to the Company's carrying value of the investments.

  In August 1995, the Company entered into agreements with certain of its co-venture partners to restructure the ownership of their joint venture investments as tenancies-in-common between the Company and the respective co-ventures. Certain amounts previously recorded by the Company as loans to the joint ventures and corresponding accrued interest have been reclassified at book value, as part of the Company's capital contribution to its ownership interest in the tenancies-in-common. These transactions did not generate a gain or loss or have an impact on shareholders' equity. Subsequent to the establishment of the tenancies-in-common, the respective ownership interests of the Company and its co-tenants-in-common are substantially as follows:



                                           Company   Co-tenant
                                        --------------------------

             Central Distribution Center      57.38%      42.62%
             West Side Business Park          75.49%      24.51%
             Metro Business Park              69.03%      30.97%
             Dominguez Properties             55.00%      45.00%
             Columbia Place                   78.00%      22.00%
             270 Technology Park              61.00%      39.00%

  As discussed further in Note 14, subsequent to December 31, 1995, the Company entered into agreements with its various co-tenants to exchange ownership interests such that the Company would have a 100% ownership interest in certain of the properties owned by the tenancies-in-common and no ownership interest in the others.

  As of January 1, 1994, the ownership of three partnerships that were formed to own a portion of the Park North Business Center investment (the "Parknorth Partnerships") was restructured whereby the Company became the controlling venturer and increased its legal ownership percentage. On March 30, 1995, 100% ownership of the property owned by the Parknorth Partnerships was transferred to the Company. In addition, on March 30, 1995, the Company restructured its long-term ground lease arrangement within the Park North Business Center. As discussed under "Sales," the entire Park North Business Center investment was sold on June 30, 1995.

   The following is a summary of the real estate investment structures at December 31, 1995:


                                                                  Date
                                                              Consolidated        Date
                                                   Legal      or Converted      Converted
                                                Ownership      from Joint      to Tenancy-
Investment                                        Share         Venture        in-Common
---------------------------                      ------         -------        ---------
Broadway Industrial Center                       100.00%         03/31/94             --
Central Distribution Center                       57.38%               --        8/16/95
West Side Business Park                           75.49%               --        8/16/95
Metro Business Park                               69.03%               --        8/16/95
Carson Industrial Center (1)                      50.00%               --        3/29/90
Dominguez Properties                              55.00%               --        8/16/95
Los Angeles Corporate Center                     100.00%         12/18/90             --
University Business Center                        80.00%         11/01/93             --
Huntwood Associates                              100.00%         12/31/93             --
Wiegman Associates (2)                            80.00%         12/31/93             --
Baygreen Industrial Park                         100.00%         10/26/93             --
Columbia Place                                    78.00%               --        8/16/95
270 Technology Park                               61.00%               --        8/16/95
Sample\I-95 Business Park                        100.00%         12/31/93             --
Kingsview Industrial Center                      100.00%         07/14/95             --

(1) The Company has a note receivable of approximately $177,000 from its co-tenant which bears interest at 10% and is secured by the co-tenant's interest in the property.
(2)  The Company has a preferred capital investment which bears interest at 12%.


4   Real Estate Assets and Liabilities

  The following is a summary of the assets and liabilities underlying the Company's real estate investments:

                                                                December 31,
                                                            1995           1994
                                                        ------------  --------------

   Property
   Land                                                 $21,655,181     $24,018,575
   Buildings and improvements                            52,400,189      66,402,879
   Accumulated depreciation                              (5,752,574)     (5,079,353)
   Deferred leasing costs and other assets, net           1,162,722       1,332,458
   Minority interest                                      1,509,970       1,471,483
                                                        -----------     -----------
     Total real estate assets                            70,975,488      88,146,042
   Accounts receivable                                    2,048,357       2,254,603
   Accounts payable and other liabilities                  (627,080)     (1,760,156)
                                                        -----------     -----------
                                                        $72,396,765     $88,640,489
                                                        ===========     ===========

   Mortgage notes payable to third-parties (Note 5)     $39,333,349     $49,219,448
                                                        ===========     ===========


Investments in Tenancies-in-Common and Joint Ventures
   Land                                              $  8,246,048   $  8,246,048
   Buildings and improvements                          33,965,653     35,542,264
   Accumulated depreciation                           (11,791,003)   (12,370,021)
   Cash                                                   511,717        346,176
   Other, net                                           2,921,034      3,521,924
                                                     ------------   ------------
     Total assets                                      33,853,449     35,286,391
                                                     ------------   ------------

   Mortgage notes payable to third-parties (Note 5)    31,601,919     32,127,307
   Other                                                  632,950      1,913,431
                                                     ------------   ------------
     Total liabilities                                 32,234,869     34,040,738
                                                     ------------   ------------

   Net assets                                        $  1,618,580   $  1,245,653
                                                     ============   ============

   Company's share:
      Loans to joint ventures                        $          -   $  4,859,903
      Capital                                           2,310,781     (2,224,285)
                                                     ------------   ------------
                                                     $  2,310,781   $  2,635,618
                                                     ============   ============


  As of December 31, 1994 assets of joint ventures exclude capitalized interest or preferred returns to the Company and liabilities of joint ventures exclude amounts owed to the Company in connection with secured loans, accrued interest thereon, or accrued preferred returns. As part of the conversion to tenancies-in-common as discussed in Note 3, these items were converted at book value to the Company's ownership interest.

5 Mortgage Notes Payable

  Mortgage notes payable on Properties are summarized below. They are collateralized by real estate and, in certain cases, the assignment of rents. The mortgage notes are generally non-recourse to the other assets of the Company.

                                                                          December 31,
                                                                        1995         1994
                                                                    -----------  ------------
   University Business Center
   --------------------------

   CIGNA; interest at 9.06%, payable monthly; principal
   payments based on a 20-year amortization schedule;
   remainder due April 1, 2000                                    $ 9,353,947      $13,000,000

   CIGNA; interest at 9.37%, payable monthly; principal
   due January 1, 1997                                             10,000,000       10,000,000

   Huntwood Associates
  --------------------

   Wells Fargo Bank; interest is a fixed rate option with
   interest based on LIBOR plus 3.25% and a variable
   rate option with interest based on the prime rate plus
   1% (the effective interest rate was 9.5% at December
   31, 1995); principal due January 15, 1997                        2,292,993        2,350,292

   Massachusetts Mutual Life Insurance Company;
   interest at 9.875%, payable monthly; principal due
   June 1, 1996                                                    10,000,000       10,000,000

   Wiegman Associates
   ------------------

   Massachusetts Mutual Life Insurance Company;
   interest at 9.875%, payable monthly; principal due
   June 1, 1996                                                     6,700,000        6,700,000

   Allstate Insurance Company; interest at 8.75%, payable
   monthly; principal due October 1, 1997                             986,409        1,011,311

   Park North Business Center
   --------------------------

   Wells Fargo Realty Advisors; interest at .65% over the
   prime rate or 1.75% over LIBOR, payable monthly.
   Principal balance was paid at maturity on
   June 30, 1995                                                           --        3,362,692

   Wells Fargo Realty Advisors; interest at .65% over the
   prime rate or 1.75% over LIBOR, payable monthly.
   Principal balance was paid at maturity on
   June 30, 1995                                                           --        2,795,153
                                                                    ----------      -----------

                                                                   $39,333,349      $49,219,448
                                                                   ===========      ===========

  Mortgage notes payable to third-parties, based on contractual terms in existence as of December 31, 1995, mature as follows:

Year ended
December 31,            Properties(1)         Tenancies-in-Common (2)
------------            --------------        -----------------------

    1996                  $16,974,870                 $ 4,280,310
    1997                   13,403,318                  10,997,500
    1998                      228,070                   5,203,115
    1999                      249,613                   1,854,579
    2000                    8,477,478                     309,903
   Thereafter                      --                   8,956,512
                          -----------                 -----------
                          $39,333,349                 $31,601,919
                          ===========                 ===========

(1) Includes 100% of the joint venture debt.

(2) Amounts represent 100% of the tenancies-in-common debt. The Company's share of notes payable is consistent with its respective ownership interest (Note 3) except at West Side Business Park where the Company's share of the obligation under the notes payable is 57.38%.


  Mortgage notes payable at December 31, 1994 do not include revenue bonds at Park North Business Center owed by the ground lessee, repayment of which was guaranteed by the Company. The ground lease arrangement resulted from a transaction in which the Company purchased land in a portion of Park North Business Center for lease back to the seller for a term of 60 years.
Contractual rent was $142,440 per annum. The Company's guarantee of the revenue bonds was extinguished in connection with the sale of the property in June 1995.

  The Company guaranteed 50% of the outstanding obligation of the revenue bonds at 270 Technology Park up to a maximum of $2,000,000. The outstanding principal balance of the bonds at December 31, 1995 and 1994 was $3,713,011. As discussed in Note 14, subsequent to December 31, 1995, the Company exchanged its ownership interest in the 270 Technology Park property, and its guarantee of the revenue bonds was extinguished.

6 Results of Real Estate Investments

  Operations
  ----------

  The following is a summary of the operating results of the properties underlying the Company's real estate investments:

                                                               Year ended December 31,
                                                               -----------------------
                                                         1995           1994          1993
                                                    --------------  ------------  ------------

        Property
        Rentals                                       $12,679,060   $13,338,097   $ 3,128,332
        Operating expenses                             (3,030,306)   (3,072,560)     (821,215)
        Interest expense                               (4,348,126)   (4,696,303)     (358,177)
        Depreciation and amortization                  (3,735,914)   (3,999,341)     (810,305)
        Minority interest                                (119,013)     (117,890)  $   (10,301)
                                                      -----------   -----------   -----------
                                                      $ 1,445,701   $ 1,452,003   $ 1,128,334
                                                      ===========   ===========   ===========


        Investments in Tenancies-in-Common
            and Joint Ventures
        Rentals                                       $ 6,856,262   $ 7,442,165   $14,850,192
        Operating expenses                             (1,223,767)   (1,136,267)   (2,749,486)
        Interest expense                               (2,857,655)   (2,931,718)   (7,615,524)
        Depreciation and amortization                  (1,921,274)   (4,551,781)   (4,551,489)
                                                      -----------   -----------   -----------
                                                      $   853,566   $(1,177,601)  $   (66,307)
                                                      ===========   ===========   ===========

        Company share:
          Interest on loans to joint ventures         $    74,268        63,136   $   208,165
          Equity in net income (losses)                   673,799    (1,417,865)      (16,832)
                                                       -----------   -----------   -----------
                                                      $   748,067    (1,354,729)  $   191,333
                                                      ===========   ===========   ===========

  Future minimum rentals under non-cancelable operating leases are as follows:

  Year ended
  December 31,        Properties      Tenancies-in-Common
  ------------        ----------      -------------------

     1996           $ 9,051,444          $ 4,551,838
     1997             8,702,558            2,833,264
     1998             7,728,819            2,526,885
     1999             6,890,149            2,389,048
     2000             6,022,828            2,265,552
     Thereafter      16,546,140            9,180,224
                    -----------          -----------
                    $54,941,938          $23,746,811
                    ===========          ===========

  Investment Valuation Allowance
  ------------------------------

  The estimated net realizable value of the undeveloped land at Sample/I-95 Business Park declined significantly in 1993. In accordance with the Company's policy, the carrying value was reduced to approximate estimated net realizable value, resulting in an investment valuation allowance of $900,000 in 1993.

  Significant Lease Transactions
  ------------------------------

  In September 1994, M.O.R. XXXVI Associates Limited Partnership, a partnership in which the Company is a general partner (the "Partnership") and the owner of Columbia Place, modified the existing terms of its sole lease and mortgage loan agreements. BDM Federal, Inc. ("BDM"), the original tenant with a lease expiring in March 1998, desired to vacate the building and Ceridian Corporation ("Ceridian"), a new tenant, desired to occupy the building. BDM, Ceridian, and the Partnership entered into a series of agreements (the "Agreements") under which BDM is obligated for certain payments to the Partnership through March 1998. The payments are contingent on future events and are being recognized as income when the contingencies expire. In 1994, approximately $864,000 was recognized as additional income from BDM as a result of the transaction.

  Ceridian entered into a lease with the Partnership which commenced September 1994 and expires December 2009, subject to earlier termination options in December 2004 and December 2006.

  Ceridian was responsible for the cost of all of its tenant improvements and chose to substantially re-fit this space. This resulted in the write-off by the Partnership of approximately $2,635,000 of tenant improvements and other capital costs in 1994.

  In conjunction with the leasing transaction, the mortgage note payable to a third-party lender of approximately $10,490,000 was restructured. The interest rate was reduced from 10.125% to 8.875% per annum, effective December 1, 1994, and the maturity date was extended from May 1998 to December 2009. The maturity date may be accelerated if Ceridian exercises its termination options. The revised mortgage note requires monthly payments of principal and interest based on a 20-year amortization schedule.

  The Partnership's costs of these transactions have been capitalized and are being amortized over the life of the lease or loan as applicable.

  In January 1996, the Company executed a lease agreement which increased the occupancy of the Los Angeles Corporate Center property from 50% to 100%.


7 Line-of-Credit

  At December 31, 1995, the Company had an unsecured line-of-credit agreement with a bank which was due to expire on January 31, 1996. Under its terms, the Company could borrow up to $5,000,000 at the prime rate of interest or LIBOR plus 1.5%. The average outstanding balance on the line-of-credit during 1995 and 1994 was $2,091,644 and $3,402,000, respectively, and the weighted average interest rate was 7.85% and 6.18%, respectively. There were no borrowings in 1993.

  Subsequent to December 31, 1995, the bank agreed to extend the line-of-credit agreement to July 31, 1996. All other terms and conditions are unchanged.

8 Shareholders' Equity

  Increase in Authorized Shares
  -----------------------------

  The total number of authorized shares of the Company was increased from 8,000,000 to 20,000,000 effective June 14, 1994.

  Class A Common Stock
  --------------------

  On June 3, 1985, the Company sold one share of Class A Common Stock (par value of one dollar) to the Advisor for $50,000. As the holder of such share, the Advisor is entitled to receive 10% of the Company's net gain (as defined) from the disposition of properties, reduced by any accumulated net losses. Upon termination of the Advisory Agreement, the Company will have an option to purchase the share of Class A Common Stock for an amount equal to 10% of the net gain which would be realized by the Company had all of the real estate owned by the Company as of the date of termination been sold at its fair market value.
If the Company does not elect to purchase the Class A Common Stock, such share will automatically convert to shares of common stock of the Company. See Note 14 for further discussion of the Class A Common Stock.

  Shareholders' Rights Plan
  -------------------------

  The Company's Board of Directors unanimously adopted a shareholders' rights plan on June 28, 1990 applicable to shareholders of record on July 19, 1990.
The plan, as amended on September 20, 1995, provides for the dividend of a right to buy one share of common stock for a stated amount determined in accordance with the provisions of the plan for each share of common stock outstanding. Rights would initially become exercisable on the earlier of (1) the tenth day after the date on which a person has acquired beneficial ownership of 15% or more of the Company's common stock or (2) the tenth business day after a person commences a tender or exchange offer, the consummation of which would result in such person owning 30% or more of the Company's common stock.

9  Management Advisory Fees

   The Company has an agreement with the Advisor, pursuant to which the Advisor provides investment management and administrative services to the Company. Fees for these services totaled $451,863, $714,761 and $601,535 for 1995, 1994 and
1993, respectively, and are determined as:

     a. A base fee of 7.5% of net cash flow (as defined in the Advisory Agreement) from sources other than short-term assets, as defined.

     b. An incentive fee of 5% of net cash flow (as defined in the Advisory Agreement) from sources other than short-term assets, as defined.

     c. A short-term investment fee of 0.25% of average annual short-term assets, as defined.

   At December 31, 1995 and 1994, payments of the incentive fees totaling $2,573,917 and $2,473,054, respectively, have been deferred and become payable only after the Company has achieved a specified return to shareholders, or refinancing or sale proceeds are distributed to shareholders. Payment of the deferred fee would also become payable upon termination or resignation of the Advisor. See Note 14 for further discussion of the management advisory fee.


10 Deferred Financing Costs

   In 1994, the Company commenced the marketing of additional equity on a private placement basis and incurred $501,227 in Deferred Financing Costs in connection with pursuing the private placement and arranging for an increased line of credit, which was contingent on additional equity. Discussions with potential investors did not produce an agreement on the terms of an equity investment and the Company wrote off the Deferred Financing Costs in 1995.


11 Income Taxes

   The Company believes that it continues to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company has distributed all of its taxable income for 1995, 1994 and 1993. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. For federal income tax purposes, the amounts distributed as dividends were ordinary income, except for $1.06 per share, $.17 per share and $.06 per share in 1995, 1994 and 1993, respectively, which relate to capital gains. No portion of the dividend in any of the years presented relate to a return of capital.

12  Noncash Investing and Financing Activities

  The restructuring of certain joint ventures, as more fully described in Note 3, resulted in the following noncash investing and financing activities:

                                                             1995         1994           1993
                                                          ----------  ------------  --------------

 Conversion of loans to joint ventures and
     accrued interest to Property and
     tenancies-in-common                                  $4,999,071  $ 4,109,037      $   265,694
 Conversion of investments in joint ventures
     to Property                                                  --           --       14,424,483
 Conversion of losses of joint ventures in
     excess of investment to Property                             --   (2,095,608)              --
  Recording of third party mortgage notes                         --    9,310,914       46,864,843
                                                          ----------  -----------      -----------

 Total converted assets                                   $4,999,071  $11,324,343      $61,555,020
                                                          ==========  ===========      ===========


13  Professional Fees

  Certain professional fees are costs incurred by the Company related to its consideration of various strategic alternatives aimed at maximizing shareholder value and subsequent solicitation of proposals to acquire the Company. Included in professional fees for the year ended December 31, 1995 is approximately $352,000 of investment advisory fees earned by Morgan Stanley and Co. Incorporated (Morgan Stanley) and legal fees of $324,000 associated with this process.

14  Subsequent Events

  Merger Agreement
  ----------------

  In February 1996, the Company entered into an Agreement and Plan of Merger under which the Company will be merged into EastGroup Properties (EastGroup). In the merger, each share of the Company's common stock will be converted into EastGroup shares of beneficial interest with a value of $15.60, subject to the limitations described below.

  The value of EastGroup shares for purposes of calculating the ratio at which the Company's shares will be converted into EastGroup shares in the merger will be the average of the closing price of EastGroup shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to the effective date of the merger (the "EastGroup Stock Price"); however, the EastGroup Stock Price will be deemed to equal $20.25 if the average price of EastGroup shares calculated above is less than or equal to $20.25, and $23.00 if the average price of EastGroup shares is greater than or equal to $23.00. The Company has the right, waivable by it, to terminate the merger agreement without liability if the average closing price of EastGroup shares on the New York Stock Exchange on the 20 trading days immediately preceding the fifth trading day prior to (i) the date on which the Securities and Exchange Commission declares EastGroup's Registration Statement with respect to the merger effective or (ii) the date on which the Company's stockholders' meeting with respect to the merger is held, is equal to or less than $18.25.

  The merger is subject to several conditions including approval by the shareholders of both the Company and EastGroup and registration of the shares to be issued in the merger with the Securities and Exchange Commission. Upon the consummation of the merger, the Company has committed to pay Morgan Stanley a transaction fee equal to $1.5 million, against which approximately $350,000 of other fees and expenses previously paid to Morgan Stanley will be credited.

  Upon the event of merger, the Advisor agrees to the termination of the Advisory Agreement and relinquishment of its right to, and interest in, the Class A share in consideration of payment by the Company of 95% of the amount of the unpaid incentive advisory fees.

  February Exchange of Interests
  ------------------------------

  Effective February 1, 1996, the Company exchanged its co-tenant interest in the 270 Technology Park property to obtain 100% ownership of the Columbia Place property. In addition, the Company received $50,000 in cash and a secured promissory note of $180,000 bearing interest at 9.56% and maturing on February 1, 2000, with annual interest and principal payments of $56,250. The note is secured by a second deed of trust on the 270 Technology Park property.

  Effective February 2, 1996, the Company exchanged its co-tenant interests in the Carson Industrial Center, Central Distribution Center, West Side Business Park and the three El Presidio buildings (comprising a portion of the Dominguez Properties) to obtain 100% ownership of the Metro Business Park tenancy-in-common and the remaining building in the Dominguez Properties tenancy-in-common. As part of the exchange, the Company paid $138,000 in cash and forgave its note receivable from its co-tenant in the Carson Industrial Center property of approximately $177,000.

                            COPLEY PROPERTIES, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                                 SCHEDULE III



                                                                                             Buildings and
       Description                               Encumbrances (a)            Land            Improvements              Total
-----------------------------                    ---------------         ------------     ------------------       -------------
Investment in Property

Broadway Industrial Center
Industrial - Bulk Distribution Building
  Tempe, Arizona                                                         $     743,600    $      2,248,016         $    2,991,616


Kingsview Industrial Center
Industrial - Bulk Distribution Building
   Carson, CA                                                                1,077,000           2,025,712              3,102,712

Los Angeles Corporate Center
Office Building
   Monterey Park, California                                                 2,861,000           6,235,120              9,096,120

University Business Center
Research & Developement Buildings
   Santa Barbara, California                     $    19,353,947             3,679,870          17,000,555             20,680,425

Huntwood Associates
Industrial - Bulk Distribution Buildings
   Hayward, California                                12,292,993             5,487,508          12,750,719             18,238,227

Wiegman Associates
Industrial - Bulk Distribution Buildings
   Hayward, California                                 7,686,409             2,535,994           5,244,158              7,780,152

Baygreen Industrial Park
Industrial - Light Industrial Buildings
  Hayward, California                                                          167,223           1,189,212              1,356,435

Sample/I-95 Business Park
Land, Industrial - Light Industrial Buildings
   Pompano Beach, Florida                                                    5,102,986           5,706,697             10,809,683
                                                 ---------------         -------------    ----------------         --------------
                                                 $    39,333,349         $  21,655,181    $     52,400,189         $   74,055,370
                                                 ---------------         -------------    ----------------         --------------

                                                                                           Date
                                                         Accumulated                    Acquired or        Depreciable
       Description                                       Depreciation                   Constructed            Life
-----------------------------                       --------------------           -------------------  ----------------
Investment in Property

Broadway Industrial Center
Industrial - Bulk Distribution Building
  Tempe, Arizona                                    $           207,367                    1994              5-25 years

Kingsview Industrial Center
Industrial - Bulk Distribution Building
   Carson, CA                                                    37,757                    1995              5-25 years

Los Angeles Corporate Center
Office Building
   Monterey Park, California                                  1,261,250                    1986              5-25 years

University Business Center
Research & Developement Buildings
   Santa Barbara, California                                  1,572,880                1987-1988(b)          5-25 years

Huntwood Associates
Industrial - Bulk Distribution Buildings
   Hayward, California                                        1,402,309                1987-1988(b)          5-25 years

Wiegman Associates
Industrial - Bulk Distribution Buildings
   Hayward, California                                          494,344                1986-1987(b)          5-25 years

Baygreen Industrial Park
Industrial - Light Industrial Buildings
  Hayward, California                                            91,943                    1993              5-25 years

Sample/I-95 Business Park
Land, Industrial - Light Industrial Buildings
   Pompano Beach, Florida                                       684,724                 1989-1995(b)         5-25 years
                                                     ------------------
                                                     $        5,752,574
                                                     ------------------


                            COPLEY PROPERTIES, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                                 SCHEDULE III
                                  (Continued)

                                                                                                              Date
                                                                   Buildings and             Accumulated   Acquired or  Depreciable
          Description                  Encumbrances (a)   Land     Improvements     Total    Depreciation  Constructed     Life
-----------------------------------    ----------------   ----     -------------    -----    ------------  -----------  -----------
Properties owned 100% by Copley subsequent to the February Exchanges.
---------------------------------------------------------------------
Metro Business Park
Industrial- Service Center Buildings
  Phoenix, Arizona                        5,217,399    1,982,562     8,998,208    10,980,770    4,784,918      1985      24 years

Dominguez Properites
Industrial- Bulk Distribution Buildings
  Los Angeles, California                 5,218,332    1,476,232     5,600,737     7,076,969    2,581,997      1985    22.9 years

Columbia Place
Office Building
  Columbia, Maryland                     10,263,748    2,179,802     6,718,923     8,898,725       94,277      1988    5-50 years
                                       ------------- ------------  ------------  ------------ ------------
                                         20,699,479    5,638,596    21,317,868    26,956,464    7,461,192
                                       ------------- ------------  ------------  ------------ ------------
Properties in which Copley will no longer have an ownership interest after the February Exchanges.
--------------------------------------------------------------------------------------------------
Central Distribution Center
Industrial- Bulk Distribution Buildings
  Phoenix, Arizona                        2,340,285      578,370     2,419,466     2,997,836    1,132,682      1985    24.7 years

West Side Business Park
Industrial- Bulk Distribution Buildings
  Phoenix, Arizona                          936,096      275,310     1,329,393     1,604,703      698,633      1985      25 years

Carson Industrial Center
Industrial- Bulk Distribution Building
  Los Angeles, California                 2,092,780      547,715     2,099,115     2,646,830      805,420      1985      27 years

Dominguez Properites
Industrial- Bulk Distribution Buildings
  Los Angeles, California                 1,820,268      933,550     3,617,151     4,550,701    1,662,872      1985    22.9 years

270 Technology Park
Research & Developement Buildings
  Frederick, Maryland                     3,713,011      272,507     3,182,660     3,455,167       30,203   1985-1986  2-50 years
                                        -----------  -----------   -----------  ------------  -----------
                                         10,902,440    2,607,452    12,647,785    15,255,237    4,329,810
                                        -----------  -----------   -----------  ------------  -----------
                                        -----------  -----------   -----------  ------------  -----------
Total                                   $70,935,268  $29,901,229   $86,365,842  $116,267,071  $17,543,576
                                        ===========  ===========   ===========  ============  ===========

        1995
              Property Cost                                                         Accumulated Depreciation
              -------------                                                         ------------------------
        Balance at beginning of year        135,396,766                        Balance at beginning of year        17,449,374
        Dispositions                        (23,531,256)                       Dispositions                        (5,145,485)
        Additions                             4,401,561                        Depreciation Expenses                5,239,688
                                           -------------                                                         -------------
        Balance at Close of Year           $116,267,071                        Balance at Close of Year           $17,543,577
                                           =============                                                         =============

        1994
              Property Cost                                                         Accumulated Depreciation
              -------------                                                         ------------------------
        Balance at beginning of year        136,268,468                        Balance at beginning of year        15,238,165
        Conversions                            (703,735)                       Conversions                         (2,335,423)
        Dispositions                         (4,020,537)                       Dispositions                        (2,928,729)
        Additions                             3,852,570                        Depreciation Expenses                7,475,361
                                           -------------                                                         -------------
        Balance at Close of Year           $135,396,766                        Balance at Close of Year           $17,449,374
                                           =============                                                         =============

        1993
              Property Cost                                                         Accumulated Depreciation
              -------------                                                         ------------------------
        Balance at beginning of year        134,360,214                        Balance at beginning of year        20,097,444
        Conversions                            (759,216)                       Conversions                         (9,673,801)
        Dispositions                                                           Dispositions
        Additions                             2,667,470                        Depreciation Expenses                4,814,522
                                           -------------                                                         -------------
        Balance at Close of Year           $136,268,468                        Balance at Close of Year           $15,238,165
                                           =============                                                         =============

        1992
              Property Cost                                                         Accumulated Depreciation
              -------------                                                         ------------------------
        Balance at beginning of year        156,502,217                        Balance at beginning of year        16,919,673
        Transfer                            (10,962,007)                       Transfer                            (1,608,049)
        Dispositions                        (11,990,574)                       Dispositions                        (1,304,109)
        Additions                               810,578                        Depreciation Expenses                6,089,929
                                           -------------                                                         -------------
        Balance at Close of Year           $134,360,214                        Balance at Close of Year           $20,097,444
                                           =============                                                         =============

        (a)  Represents liabilities to third-party lenders.

        (b) These Properties were converted to wholly owned properties during the fourth quarter of 1993 or the first quarter of 1994. Accumulated depreciation numbers are amounts from the date of conversion through December 31, 1995.

                            COPLEY PROPERTIES, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1995

                                  SCHEDULE IV

                                                                                                                   Carrying Amount
                                               Interest         Maturity                Payment Terms                of Mortgages
          Description                            Rate             Date                    (Note a)                    (Note b)
--------------------------------------------   --------      -----------------        -----------------            ---------------
MORTGAGE LOANS
--------------
   Carson Industrial Center  (1)                 10%         December 31, 2050       Interest due monthly;             $176,889
     Industrial - Bulk Distribution Building                                         principal due in full at
     Carson, California                                                              maturity

                                                                                                                   ---------------
                                                                                     TOTAL MORTGAGE LOANS              $176,889
                                                                                                                   ===============

DEFICIT AND CONTRIBUTION LOANS
------------------------------
                                                                                                                   ---------------
                                                                     TOTAL DEFICIT AND CONTRIBUTION LOANS                    $0
                                                                                                                   ===============
                                                                                                                   ---------------
   Total                                                                                                               $176,889
                                                                                                                   ===============



   (a) The carrying amounts of this mortgage for both book and federal income tax purposes are the same as the amount listed above. The carrying amount of the mortgages approximates its face amount.

   (b) Reconciliation of the carrying value of mortgage loans:

               Balance at December 31, 1994                    $12,069,687
                    New loans during 1995                           $6,437
                    Collection of principal                      ($127,585)
                    Collected as part of a sale                ($7,677,895)
                    Contributed to Equity                      ($4,093,755)
                                                            --------------
               Balance at December 31, 1995                       $176,889
                                                            ==============


(1) Effective February 2, 1996, the Company exchanged its tenancy-in-common interest in Carson Industrial Center, including the note due from the co-tenant, Central Distribution Center, West Side Business Park and the El Presidio Properties to gain 100% ownership of Metro Business Park and the East Dominguez Property.

                            COPLEY PROPERTIES INC.

                  INDEX TO JOINT VENTURE FINANCIAL STATEMENTS



                                                              Page

Columbia Place (a)..............................................63


(a) These financial statements are for the year ended December 31, 1995.

                                 COLUMBIA PLACE
                             (A TENANCY-IN-COMMON)

                                FINANCIAL REPORT

                                DECEMBER 31, 1995

                      COLUMBIA PLACE (A TENANCY-IN-COMMON)
                      ------------------------------------

                                    CONTENTS
                                    --------

                               DECEMBER 31, 1995
                               -----------------


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS               65


FINANCIAL STATEMENTS

  Balance Sheet                                                    66

  Statement of Income                                              67

  Statement of Partners' Equity                                    68

  Statement of Co-Tenants' Equity                                  68

  Statement Cash Flows                                             69-70

  Notes to Financial Statements                                    71-75

                            WOLPOFF & COMPANY, LLP

To the Tenants
Columbia Place (A Tenancy-in-Common)
Columbia, Maryland


              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
              ----------------------------------------------------


We have audited the balance sheet of Columbia Place (A Tenancy-in-Common) as of December 31, 1995, and M.O.R. XXXVI Associates Limited Partnership as of December 31, 1994, and the related statements of income, co-tenants' equity and cash flows for the years then ended (see Note 1). These financial statements are the responsibility of the tenants' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Place (A Tenancy-in-Common) as of December 31, 1995, and M.O.R. XXXVI Associates Limited Partnership as of December 31, 1994, and the results of its operations and cash flows for the years then ended (see Note 1), in conformity with generally accepted accounting principles.


                                         /s/ Wolpoff & Company, LLP

                                         WOLPOFF & COMPANY,LLP


Baltimore, Maryland
January 23, 1996

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------

                                                             December 31,
                                                 ----------------------------------

                                                        1995              1994*
                                                 ---------------    ---------------
     PROPERTY, AT COST  - Notes 1 and 2
        Building and Improvements                  $ 6,671,958        $ 7,784,767
        Land                                         2,179,802          2,179,802
        Predevelopment Costs                            46,965             46,965
        Deferred Costs                                 673,554            730,983
                                                  ---------------   ---------------
                                                     9,572,279         10,742,517
        Less Accumulated Depreciation
         and Amortization (30 Years)                   (94,277)        (1,057,364)
                                                  ---------------   ---------------

          PROPERTY, NET                              9,478,002          9,685,153
                                                  ---------------   ---------------

     OTHER ASSETS
        Cash and Cash Equivalents - Note 1                  -0-             4,228
        Cash Held in Escrow - Note 2                    15,000             15,000
        Deferred Rent Receivable - Note 1            1,080,778            365,574
        Sublease Fee Receivable                             -0-           250,000
        Receivable from Tenant                           3,541                 -0-
                                                  ---------------    ---------------
          TOTAL OTHER ASSETS                         1,099,319            634,802
                                                  ---------------    ---------------
                                                   $10,577,321        $10,319,955
                                                  ===============    ===============


                        LIABILITIES AND TENANTS' EQUITY
                        -------------------------------


     LIABILITIES
        Mortgage Payable - Note 2                  $10,263,748        $10,462,658
        Mortgage Payable, Undeveloped
         Land - Note 2                                      -0-         1,400,000
        Accrued Interest Payable                        75,909            118,794
        Accounts Payable and Accrued Expenses            6,500            244,327
        Payable, Affiliates - Note 3                    46,277             18,810
                                                  ---------------    ---------------

          TOTAL LIABILITIES                         10,392,434         12,244,589

     PARTNERS' CAPITAL (DEFICIT)                            -0-        (1,924,634)

     CO-TENANTS' EQUITY - Note 4                       184,887                 -0-
                                                  ---------------    ---------------
     * See Note 1 regarding presentation.          $10,577,321        $10,319,955
_______________

The notes to financial statements are an integral part of this statement.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                              STATEMENT OF INCOME
                              -------------------


                                                        Year Ended December 31,
                                                 ----------------------------------

                                                       1995/*/             1994/*/
                                                 ---------------     --------------

     REVENUE
        Rental Income - Notes 1 and 7              $ 1,277,736         $ 1,561,782
        Sublease Fee Income - Note 7                   560,004           1,051,217
        Interest Income                                    313                 900
                                               ---------------      --------------

          TOTAL REVENUE                              1,838,053           2,613,899
                                               ---------------      --------------

     OPERATING EXPENSES
        Management Fee - Note 3                         21,600              15,353
        General and Administrative                      10,405              11,507
        Real Property Taxes - Note 1                        -0-             49,352
        Real Property Taxes, Undeveloped
         Land - Note 1                                      -0-              8,778
                                               ---------------      --------------

          TOTAL OPERATING EXPENSES                      32,005              84,990
                                               ---------------      --------------

     OPERATING INCOME                                1,806,048           2,528,909
                                               ---------------      --------------

     DEBT SERVICE - Notes 2 and 4
       Mortgage                                      1,119,509           1,158,804
       Interest Expense,
        Undeveloped Land                                82,911             105,583
                                               ---------------      --------------
                                                     1,202,420           1,264,387
                                               ---------------      --------------

     FUNDS GENERATED BY OPERATIONS                     603,628           1,264,522
                                                --------------      --------------

     ADJUSTMENTS TO ARRIVE AT NET INCOME (LOSS)
       Mortgage Principal Payments, Added Back         198,910             105,429
       Depreciation and Amortization - Note 1         (236,518)           (352,489)
       Loss on Disposal of Tenant
        Improvements - Note 1                               -0-         (2,516,787)
                                                --------------       --------------
                                                       (37,608)         (2,763,847)
                                                --------------       --------------
     NET INCOME (LOSS) - Note 5                     $  566,020         $(1,499,325)
                                                ==============       ==============



* See Note 1 regarding presentation.

_______________

The notes to financial statements are an integral part of this statement.

                  M.O.R. XXXVI ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                         STATEMENT OF PARTNERS' EQUITY
                         -----------------------------

                                                  Period Ended     Year Ended
                                                   August 15,      December 31,
                                                      1995            1994
                                                 --------------  --------------

CAPITAL CONTRIBUTIONS
   Prior Years                                     $ 1,226,000    $ 1,226,000
   Current Year                                      1,543,501             -0-
                                                 --------------  --------------
                                                     2,769,501      1,226,000
                                                 --------------  --------------

ACCUMULATED INCOME (LOSS)
   Prior Years                                        (373,738)     1,125,587
   Current Period                                      359,703     (1,499,325)
                                                 --------------  --------------
                                                       (14,035)      (373,738)
                                                 --------------  --------------

DISTRIBUTIONS - Note 4
   Prior Years                                      (2,776,896)    (2,584,848)
   Current Year                                             -0-      (192,048)
                                                 --------------  --------------
                                                    (2,776,896)    (2,776,896)
                                                 --------------  --------------


TOTAL PARTNERS' EQUITY (DEFICIT)                  $    (21,430)   $(1,924,634)
                                                 ==============   =============


                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                        STATEMENT OF CO-TENANTS' EQUITY
                        -------------------------------

BEGINNING EQUITY                                  $     (21,430)       ---

ADD:  NET INCOME FOR PERIOD 8/16/95 - 12/31/95          206,317        ---
                                                 ---------------


ENDING EQUITY                                       $   184,887        ---
                                                 ===============


------------

The notes to financial statements are an integral part of this statement.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                                                                      Year Ended December 31,
                                                                             ---------------------------------------

                                                                                  1995*                   1994*
                                                                             --------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES.
   Net Income (Loss)                                                          $   566,020              $(1,499,325)
                                                                             --------------            --------------
   Adjustments to Reconcile Net Income (Loss)
    to Net Cash Provided by Operating Activities
       Depreciation and Amortization                                              236,518                  352,489
       Loss on Disposal of Tenant Improvements                                         -0-               2,516,787
       Change in Tenant Receivables                                                (3,541)                   6,877
       Increase in Deferred Rent                                                 (715,204)                (365,574)
       Increase in Accrued Interest Payable                                        81,815                   28,094
       Change in Accounts Payable and Accrued Expenses                           (237,827)                 239,180
       Change in Sublease Fee Receivable                                          250,000                 (250,000)
                                                                             --------------            --------------
         Total Adjustments                                                       (388,239)               2,527,853
                                                                             --------------            --------------

           Net Cash Provided by Operating Activities                              177,781                1,028,528
                                                                             --------------            --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Deferred Costs                                                         -0-                (730,633)
   Additions to Building                                                          (29,367)                      -0-
   Increase in Cash Held in Escrow                                                     -0-                 (15,000)
                                                                             --------------            --------------

           Net Cash Used by Investing Activities                                  (29,367)                (745,633)
                                                                             --------------            --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Mortgage Principal Payments                                                   (198,910)                (105,429)
   Distributions                                                                       -0-                (173,238)
   Capital Contributions                                                           18,801                       -0-
   Affiliate Loans                                                                 27,467                       -0-
                                                                             --------------            --------------

           Net Cash Used by Financing Activities                                 (152,642)                (278,667)
                                                                             --------------            --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (4,228)                   4,228

CASH AND CASH EQUIVALENTS, BEGINNING                                                4,228                       -0-
                                                                             --------------            --------------

CASH AND CASH EQUIVALENTS, ENDING                                             $        -0-             $     4,228
                                                                             ==============            ==============

                                                            (Continued)
* See Note 1 regarding presentation.

______________

The notes to financial statements are an integral part of this statement.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------


                                                         Year Ended December 31,
                                                    -------------------------------

                                                         1995*         1994*
                                                    --------------  ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid During the Year for Interest              $  920,599      $1,130,863
                                                    ==============  ===============


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Conversion of Mortgage Payable and Accrued
     Interest to Capital
      Mortgage Payable                                $1,400,000      $       -0-
      Accrued Interest                                   124,692              -0-
                                                    --------------  ---------------

                                                      $1,524,692      $       -0-
                                                   ===============  ===============








* See Note 1 regarding presentation.

_______________

The notes to financial statements are an  integral part of this statement.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------
         The financial information presented herein represents the accounts of Columbia Place (the "Property"). On August 16, 1995, the partners of M.O.R. XXXVI Associates Limited Partnership entered into a tenancy-in-common agreement which effectively terminated the Partnership. Simultaneously, Copley Properties, Inc. and Manekin 36 Limited Partnership (collectively known as the "co-tenants") formed a co-tenancy and each own an interest in the property known as Columbia Place. The tenancy-in-common agreement provides for ownership interest of 78% for Copley Properties, Inc. and 22% for Manekin 36 Limited Partnership. Prior to August 16, 1995, Copley Properties, Inc. and Manekin 36 Limited Partnership were each 50% partners in M.O.R. XXXVI Associates Limited Partnership.

         Presentation
         ------------
         The balance sheet as of December 31, 1994, is that of M.O.R. XXXVI Associates Limited Partnership and is presented for comparative purposes. Likewise, the operating statements for the limited partnership for 1994 are presented for comparative purposes. The 1995 operating statements for Columbia Place include the operations of the limited partnership through August 15, 1995.

         Property
         --------
         The tenants own and operate an office/warehouse building in Columbia, Maryland containing approximately 115,000 square feet of leasable area, leased to the BDM Corporation. The building became operational in April 1988. In September 1994, BDM vacated and subleased the building to Ceridian Corporation. Ceridian has an option to lease contiguous property; this expansion parcel can accommodate a building of 54,000 square feet. See Note 7 for the terms of the sublease with Ceridian.

         Rental Income
         -------------
         Rental income is being recognized on a straight-line basis over the term of the lease. Excess of the rental income recognized over the amount stipulated in the lease is shown as deferred rent receivable.

         Expansion Parcel Costs and Related Interest and Taxes
         -----------------------------------------------------
         Certain preliminary costs incurred pertaining to the expansion parcel of land described above were capitalized, and the amount is reflected as predevelopment costs. Interest and real property tax expenses pertaining to the undeveloped expansion parcel are being expensed as incurred. See Note 2 for related debt.

         Depreciation
         ------------
         Building costs and tenant improvements were depreciated using the straight-line method over the estimated useful lives of 50 years through August 15, 1995. Effective August 16, 1995, depreciation is based on an estimated useful life of 30 years.

         Effective August 16, 1995, M.O.R. XXXVI Associates Limited Partnership was terminated upon execution of the tenancy-in-common agreement. As a result of this termination, the building and improvements were restated on the books to their net book value, and depreciation commenced as if the restated amount was placed in service on August 16, 1995.

         Tenant Expenses/Reimbursements
         ------------------------------
         Certain reimbursed expenses such as property taxes, cleaning, utilities and HVAC are reflected net of tenant reimbursement.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     -----------------------------------
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------
                               DECEMBER 31, 1995
                               -----------------


Note 1 - Cash and Cash Equivalents
         -------------------------
(Cont.) Columbia Place considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

         Amortization
         ------------
         Various deferred costs are being amortized using the straight-line method as follows:

                                       Amount      Amortization Period
                                     ---------   -----------------------
                 Leasing Costs        $506,905    12 Years (Lease Term)
                 Mortgage Costs        166,649          15 Years
                                     ---------

                                      $673,554
                                     =========

         Income Taxes
         ------------
         Prior to August 16, 1995, the Property was owned by M.O.R. XXXVI Associates Limited Partnership. Partnerships, as such, are not subject to income taxes. The individual partners and co-tenants are required to report their respective shares of income or loss and other tax items on their income tax returns.

         Loss on Disposal of Tenant Improvements
         ---------------------------------------
         Loss on disposal of tenant improvements of $2,516,787 in 1994 represents the estimated net book value of tenant improvements removed to prepare the space for Ceridian Corporation (see Note 7).

Note 2 - MORTGAGES PAYABLE

         American General Investment Corporation
         ---------------------------------------
         The property is encumbered by a nonrecourse mortgage held by American General Investment Corporation in the amount of $11,000,000. The terms of the loan were modified by an agreement effective December 1, 1994. Pertinent terms of the loan are as follows:


                Mortgage Amount                             $11,000,000
                Outstanding Balance, 12/31/95               $10,263,748
                Principal Amortization to Date                $736,252
                Origination Date                            April 28, 1988
                Annual Payment                           $1,171,500 - Old
                                                         $1,119,509 - New
                Interest Rate                               10.125% - Old
                                                             8.875% - New
                Maturity Date (20-Year Amortization)      December 31, 2009
                Balloon Payment Upon Maturity                 $4,508,804

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------
                   NOTES TO FINANCIAL STATEMENT - CONTINUED
                   ----------------------------------------
                               DECEMBER 31, 1995
                               -----------------


Note 2 - Under the terms of the loan modification agreement, a deposit of (Cont.) $15,000 was made into an interest bearing escrow account; additional deposits are required in an amount equal to all 1995 funds in excess of normal operating expenses and required principal and interest payments. This escrow account is to be used for payment of required principal and interest payments if operating cash flow is insufficient. Any funds remaining in the escrow account in excess of $15,000 plus accrued interest at January 1, 1996, will be applied to the outstanding principal balance.

         Principal maturities for the mortgage during the succeeding 5 years are as follows :

                                  1996             $217,299
                                  1997              237,388
                                  1998              259,335
                                  1999              283,311
                                  2000              309,903

         Copley Properties, Inc. (CPI)
         -----------------------------
         The second mortgage previously held by Mercantile-Safe Deposit & Trust Company in the amount of $1,400,000 was assigned to Copley Properties, Inc. on October 31, 1986. In conjunction with the tenancy-in-common agreement dated August 16, 1995, CPI contributed the note and accrued interest as capital. Interest was payable monthly at the prime rate plus .5% per annum. The note was secured by a first mortgage lien on approximately 4.18 acres of land known as the "expansion parcel" which is adjacent to the office building. Interest incurred during 1995 and 1994 of $82,911 and $105,583, respectively, has been charged to operations. As of December 31, 1994, accrued interest payable on the second mortgage amounted to $41,781.

Note 3 - RELATED PARTY TRANSACTIONS

         The co-tenants have various arrangements under contract with Manekin Corporation, an entity affiliated with Manekin 36 Limited Partnership.

         Management Fee
         --------------
         The co-tenants have entered into an agreement with Manekin Corporation to act as management agent for the property. The management agreement, which expires on December 31, 1996, provides for a management fee equal to $1,800 per month.

         Payable, Affiliates
         -------------------
         Columbia Place participates in a central disbursing cash account with various affiliated entities. As of December 31, 1995, funds used by the co-tenancy in excess of its cash balance amounted to $27,467. Also, distributions payable to Manekin 36 Limited Partnership amounted to $18,810 as of December 31, 1995 and 1994.

Note 4 - TENANTS' EQUITY

         Capital Investment
         ------------------
         During 1988, Copley Properties, Inc. provided equity in the amount of $1,225,000, in exchange for a 50% interest in M.O.R. XXXVI Limited Partnership. On August 15, 1995, Copley Properties, Inc. contributed the second mortgage of $1,400,000 plus accrued interest of $124,692.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------
                               DECEMBER 31, 1995
                              -----------------

Note 5 - TAX ACCOUNTING

         Tax accounting varies from financial accounting. The following is a reconciliation of financial accounting income to tax basis income:

                                          Current         Prior
                                            Year          Years        Total
                                         -----------    -----------  -----------
         Net Income (Loss),
           Financial Accounting          $ 566,020      $ (373,738)  $   192,282
         Additional Depreciation          (121,194)       (814,831)     (936,025)
         Amortization of Construction
           Period Interest and Taxes            -0-       (246,797)     (246,797)
         Transfer and Recording
           Taxes and Other Items                -0-        (42,418)      (42,418)
         Loss on Disposal of
           Tenant Improvements                  -0-      2,516,787     2,516,787
         Deferred Rent                    (715,204)       (365,574)   (1,080,778)
                                         -----------    -----------  ------------

         Taxable Income                  $(270,378)     $  673,429   $    403,051
                                         ===========    ===========  ============

Note 6 - ALLOCATION OF INCOME (LOSS)

         The 1995 net income (loss) was allocated between the partnership and the co-tenancy.

Note 7 - LEASES

         The building was 100% leased to BDM Corporation under a 10-year lease term which commenced in April 1988. On September 1, 1994, BDM amended its lease and executed a lease/sublease agreement which provided for the sublease of the building to Ceridian Corporation (Ceridian) for the remainder of its lease term. Upon expiration of BDM's lease term, Ceridian will continue to lease the building under the lease/sublease agreement. The lease/sublease agreement requires BDM to make payments to the co-tenants as follows:


              Reimbursement of outlays made
                or to be made on behalf of BDM         $  841,777
                                                     -------------

              Sublease Fee:
                Up-front payments                         864,549
                Monthly payments of $46,667 from
                 9/1/94 to 3/31/98                      2,006,681
                                                     -------------
                                                        2,871,230
                                                     -------------

              Total                                    $3,713,007
                                                     =============


         The $864,549 payment was recognized as income in 1994 along with the 4 monthly payments for September through December 1994 ($186,668) totaling $1,051,217. Sublease fee payments made by BDM in 1995 totaled $560,004.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------
                               DECEMBER 31, 1995
                               -----------------


Note 7 - Ceridian's lease term is for a period of 15 years commencing on (Cont.) September 18, 1994, with free rent through December 31, 1994, and a cancellation option on December 31, 2006. The average annual rent (straight-line) for the term of the lease is $1,277,736.

         The following is a schedule of future minimum lease payments to be received from Ceridian under the noncancelable operating lease/sublease:


                        1996                 $  1,056,669
                        1997                    1,152,730
                        1998                    1,371,461
                        1999                    1,444,371
                        2000                    1,444,371
                        2001 - 2006             8,666,224
                                           --------------

                                             $ 15,135,826
                                           ==============

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         The Company has nothing to report under this Item.

                                   PART III
                                   --------

Item 10.  Directors of the Registrant.
          ---------------------------

          The following table sets forth certain information as of December 31, 1995, with respect to each director, including offices of the Company held by him, his principal occupation, the names of the other publicly-held companies for which he serves as a director, his age, the number of shares of Common Stock of the Company which he reported were beneficially owned by him and the percentage of all outstanding shares of Common Stock owned by him. Each person, other than Mr. Griefen and Mr. Wheeler, has been a director since 1985. Mr. Griefen has been a director since January 1, 1991, and Mr. Wheeler had been a director since July 14, 1993.

                                Positions with the Company,
                        Principal Occupation(s) During Last Five Years                    Shares of            Percentage of
       Name                          and Directorships                    Age           Common Stock      Common Stock Outstanding
------------------------------------------------------------------------------------------------------------------------------------

Stephen H. Anthony      President of the Company from 1987 to 1993;        58             13,657(1)               *
                        Managing Director of Copley Real Estate
                        Advisors, Inc. from 1987 to 1994.

M. Colyer Crum          James R. Williston Professor of Investment         63             640.7526                *
                        Management at Harvard Graduate School
                        of Business Administration since 1971;
                        Director, Cambridge Bancorp, Sun Life
                        Assurance Company of Canada and serves
                        on the board of directors of numerous
                        investment companies sponsored by
                        Merrill Lynch.

R. John Griefen         Formerly a principal in the firm of                81               1,000                 *
                        Reynolds, Vickery, Messina &
                        Griefen; from 1976 to 1985,
                        Partner in Hines Industrial, an
                        affiliate of Gerald D. Hines
                        of Houston, Texas.


                                Positions with the Company,
                        Principal Occupation(s) During Last Five Years                    Shares of            Percentage of
       Name                          and Directorships                    Age           Common Stock      Common Stock Outstanding
------------------------------------------------------------------------------------------------------------------------------------

William F. McCall, Jr.       Chairman, McCall & Almy, Inc.;               61                1,000                 *
                             formerly Chairman of the Board and
                             Chief Executive Officer of The Leggat
                             McCall Companies from its founding in
                             1965 through 1989; Director of Citizens
                             Bank of Massachusetts and Beacon
                             Properties Corporation

Joseph W. O'Connor (3)       Chairman of the Board of Directors of        49            23,140.1377 (2)           *
                             the Company since 1985; President of
                             the Company from 1985-1987; President and
                             Chief Executive Officer of Copley Real
                             Estate Advisors, Inc. since 1982.

Joseph F. Turley             Former President and Chief Operating         70                2,000                 *
                             Officer of The Gillette Company;
                             Director, The Gillette Company and
                             numerous investment companies
                             sponsored by New England Mutual Life
                             Insurance Company.

Steven E. Wheeler (3)        President and Chief Executive Officer        48               -- (2)                 *
                             of the Company since July 1993;
                             Managing Director of Copley Real
                             Estate Advisors, Inc. since July 1993;
                             Director, Anika Research, Inc. (See Item
                             4a; Executive Officers of the Registrant)
*  Less than 1%.

(1) Does not include 2,400 shares beneficially owned by a charitable trust of which Mr. Anthony is a trustee, as to which he disclaims beneficial ownership.
(2) Does not include 7,500 shares of Common Stock and one share of Class A Common Stock beneficially owned by Copley Real Estate Advisors, Inc., of which Mr. O'Connor is an officer and director and Mr. Wheeler was an officer on December 31, 1995.
(3) Effective February 29, 1996, Steven E. Wheeler resigned from the positions of Director, President and Chief Executive Officer, and Joseph W. O'Connor assumed the duties of President and Chief Executive Officer.

Item 11.  Executive Compensation.
          ----------------------

          The officers of the Company receive no compensation for their services as employees of the Company. Each Independent Director (as defined in the Company's By-Laws) receives a fee of $12,500 per annum for services as a director plus $2,500 for each meeting of the Board of Directors or a committee of the Board attended in person, and $500 for each meeting of the Board of Directors or a committee of the Board attended by telephone. Messrs. Anthony, O'Connor and Wheeler received no compensation paid by Copley for their services as directors of the Company. The Company reimburses the directors and officers for their expenses incurred in connection with their duties as directors or officers of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth, to best of the Company's knowledge, the beneficial owners of more than 5% of the Company's Common Stock and the stock ownership of all directors and officers of the Company as a group, both as of December 31, 1995:


                                Shares of Common     Percentage of Common
Name and Address of             Stock Beneficially   Stock Outstanding as of
Beneficial Owner                      Owned          December 31, 1995
----------------                ------------------   -----------------------

EastGroup Properties, Inc. (1)             529,000           14.76%
300 One Jackson Place
188 East Capitol Street
Jackson, Mississippi  39201


All directors and officers
 as a group                                 51,339 (2)        1.44% (2)


         (1) According to the Schedule 13D filed by EastGroup Properties ("EastGroup") with the Company on September 15, 1995.

         (2) Includes 7,500 shares of Common Stock and one share of Class A Common Stock owned by Copley Real Estate Advisors, Inc., the Company's asset management advisor, with which some of the Company's directors and all of its officers are affiliated. Also includes 2,400 shares of Common Stock owned by a charitable trust of which a director of the Company is a trustee, as to which he disclaims beneficial ownership.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         Messrs. O'Connor and Wheeler and all of the officers of the Company are employees of Copley Real Estate Advisors, Inc. (the "Advisor"), which provides the Company with advice with respect to the acquisition, holding and disposition of investments, acts as the Company's agent in making and disposing of investments and conducts the Company's day-to-day investment operations. During the fiscal year ended December 31, 1995, the Advisor earned fees for these services in the amount of $451,863; $272,579 was paid currently and $179,284 was deferred and becomes payable only after the Company has achieved a specified return to shareholders, or refinancing or sale proceeds are distributed to shareholders. Payment of the deferred fee would also become payable upon termination or resignation of the Advisor. Upon the event of Merger, the Advisor agreed to the termination of the Advisory Agreement and relinquishment of its right to, and interest in, the Class A share in consideration of payment by the Company of 95% of the amount of the unpaid incentive advisory fees. In addition, the Advisor was reimbursed $40,395 for out-of-pocket expenses.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

         (a)  The following documents are filed as part of this report:

                   (1) Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements and Schedules are filed as a part of this Annual Report.

                   (2) Financial Statement Schedules - The Financial Statement Schedules listed on the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report.

                   (3) Exhibits - The Exhibits listed in the accompanying
         Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

         (b) Reports on Form 8-K. On October 6, 1995, the Company filed one current report on Form 8-K dated September 28, 1995, reporting item No. 5 "Other Events," in which the Company reported that on September 20, 1995 it had amended the rights agreement between the Company and State Street Bank & Trust Company.

                            COPLEY PROPERTIES, INC.
                            -----------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                 (Information Required by Item 8 of Form 10-K)

                             FINANCIAL STATEMENTS
                             --------------------

The consolidated balance sheets as of December 31, 1995 and 1994, the related statements of operations and cumulative deficit and statements of cash flows for the years ended December 31, 1995, 1994, and 1993, together with the applicable report of independent public accountants, are included in Item 8.

                                   SCHEDULES
                                   ---------

  Schedule III - Real Estate and Accumulated Depreciation -- December 31, 1995

  Schedule IV - Mortgage Loans on Real Estate -- December 31, 1995


All other schedules have been omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

                                 Exhibit Index
                                 -------------
Exhibit                                                               Page
Number                                                               Number
-------                                                              ------

2                Agreement and Plan of Merger dated as of               *
                 February 12, 1996 between Copley Properties,
                 Inc. and EastGroup Properties.

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

3 (ii)           By-Laws.  By-Laws of Copley Properties, Inc. as        *
                 amended to date.

4                Rights Agreement dated as of June 28, 1990             *
                 between Copley Properties, Inc. and State
                 Street Bank & Trust Company as amended
                 September 20, 1995.




*  Previously filed and incorporated herein by reference.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COPLEY PROPERTIES, INC.


Date:  March 15, 1996               By:  /s/  Joseph W. O'Connor
                                       -----------------------
                                              Joseph W. O'Connor
                                              President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                              Date
---------                    -----                              ----

/s/  Joseph W. O'Connor      President, Chief Executive         March 15, 1996
--------------------------
     Joseph W. O'Connor      Officer and Chairman of the Board

/s/  Daniel C. Mackowiak     Vice President and Treasurer and   March 15, 1996
---------------------------
     Daniel C. Mackowiak     Principal Financial and Accounting
                             Officer of the Company

/s/  Peter P. Twining        Vice President and                 March 15, 1996
---------------------------  Secretary
     Peter P. Twining

/s/  Stephen H. Anthony      Director of the Company            March 15, 1996
---------------------------
     Stephen H. Anthony

/s/  M. Colyer Crum          Director of the Company            March 15, 1996
---------------------------
     M. Colyer Crum

/s/  R. John Griefen         Director of the Company            March 15, 1996
---------------------------
     R. John Griefen

/s/  William F. McCall, Jr.  Director of the Company            March 15, 1996
---------------------------
     William F. McCall, Jr.

/s/  Joseph F. Turley        Director of the Company            March 15, 1996
---------------------------
     Joseph F. Turley