Form 10-K/A
period 1995-12-31
COPLEY PROPERTIES INC
filed 1996-05-09
CIK 769017

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _________________

                                  FORM 10-K/A-1
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                          Commission File No. 1-8927
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

                                     None

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995 as set forth in the pages attached hereto:

     Item 6.    Selected Financial Data

     Item 8.    Financial Statements and Supplementary Data

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 6.  Selected Financial Data
         -----------------------


                                                  YEAR ENDED DECEMBER 31,

                                  1995           1994         1993          1992           1991
                                  ----           ----         ----          ----           ----
Investment Results            $4,797,501       $804,180     $615,552      ($719,213)    $882,425
Portfolio Expenses           ($2,408,201)   ($1,341,125)   ($926,534)     ($803,525)   ($878,728)
                             ------------   ------------   ----------    -----------   ----------
Net Income (Loss)             $2,389,300      ($536,945)   ($310,982)   ($1,522,738)      $3,697

RESULTS PER WEIGHTED
AVERAGE SHARE
Net Income (Loss)                $.67         ($0.15)       ($0.09)        ($0.42)        $0.00

Dividends                       $1.06          $0.94         $0.80          $0.80         $1.10

BALANCE SHEET

Total Assets                $81,517,257    $99,384,812   $97,412,024   $ 53,470,974    $55,780,484
Total Liabilities           $42,451,311    $58,908,834   $53,029,872   $  5,910,398    $ 3,833,188
Net Book Value
Per Share                      $10.90         $11.29        $12.38         $13.27        $14.44

CASH FLOWS PROVIDED BY (USED IN):
Operating activities           $3,450,436     $5,295,756    $4,596,582    $3,900,722    $4,124,579
Investing activities          $18,102,152     $1,231,912  ($6,072,525)    $4,228,722  ($1,369,283)
Financing activities        ($17,327,842)   ($6,937,904)  ($2,867,442)  ($2,863,982)  ($4,974,234)

Item 8.   Financial Statements and Supplementary Data.
          --------------------------------------------

                            COPLEY PROPERTIES, INC.
                            -----------------------
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

 Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . .5

 Financial Statements:

       Consolidated Balance Sheets - December 31, 1995 and 1994 . . . . . . 6

       Consolidated Statements of Operations and Cumulative Deficit -
          Years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . .7

       Consolidated Statements of Cash Flows -
          Years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . .8

       Notes to Consolidated Financial Statements . . . . . . . . . . . . ..9

 Financial Statements Schedules:

       Schedule III - Real Estate and Accumulated Depreciation
          at December 31, 1995  . . . . . . . . . . . . . . . . . . . . . ..25

       Schedule IV - Mortgage Loans on Real Estate at
          December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . ..27

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



                                    Arthur Andersen LLP


Boston, Massachusetts
March 15, 1996

COPLEY PROPERTIES, INC.
- --------------------------------------------------------------------------------

Consolidated Balance Sheets
- --------------------------------------------------------------------------------

                                                                     December 31,
                                                                 1995             1994
                                                            -------------     -------------
ASSETS

Real estate investments (Notes 3 and 4):
  Property, net                                             $  72,396,765     $  88,640,489
  Joint ventures                                                        -         1,037,178
  Investment in tenancies-in-common                             2,310,781                 -
  Loans to joint ventures                                               -         4,859,903
  Ground lease                                                          -         1,187,000
  Notes receivable                                                895,963         1,000,966
  Other                                                                 -           681,356
                                                            -------------     -------------
   Total real estate investments                               75,603,509        97,406,892

Cash and cash equivalents                                       5,716,300         1,491,554
Deferred financing costs (Note 10)                                      -           486,366
Other assets                                                      197,448                 -
                                                            -------------     -------------

  Total assets                                              $  81,517,257     $  99,384,812
                                                            =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Losses of joint ventures
   in excess of investment                                  $           -     $   3,261,463
  Accounts payable and other liabilities                          544,045           436,478
  Accrued management advisory fees (Notes 9 and 14)             2,573,917         2,491,445
  Line of credit borrowings                                             -         3,500,000
  Mortgage notes payable (Notes 2 and 5)                       39,333,349        49,219,448
                                                            -------------     -------------
   Total liabilities                                           42,451,311        58,908,834
                                                            -------------     -------------

Commitments (Note 3)

SHAREHOLDERS' EQUITY (Note 8):
  Common stock, $1.00 par value;
   authorized 20,000,000 shares;
   issued 4,007,500 shares                                      4,007,500         4,007,500
  Additional paid-in capital                                   69,625,444        69,625,444
  Treasury stock; 423,150 shares
   of common stock, at cost                                    (4,895,726)       (4,895,726)
  Cumulative deficit                                          (29,671,273)      (28,261,241)
  Class A common stock                                                  1                 1
                                                            -------------      -------------
    Total shareholders' equity                                 39,065,946         40,475,978
                                                            -------------      -------------
    Total liabilities and
     shareholders' equity                                   $  81,517,257     $   99,384,812
                                                            =============     ==============

  The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.
- --------------------------------------------------------------------------------

Consolidated Statements of Operations and Cumulative Deficit

- --------------------------------------------------------------------------------


                                                             Year ended December 31,
                                                       1995           1994           1993
                                                       ----           ----           ----
INVESTMENT ACTIVITY (Notes 2, 3 and 6):
  Property operations, net                          $  1,445,701   $  1,452,003   $  1,128,334
  Share of real estate investment earnings
       Operations                                        748,067        415,742        191,333
       Lease termination charges (Note 6)                      -     (1,770,471)             -
       Investment valuation allowance                          -              -       (900,000)
                                                    ------------   ------------     ----------
         Total real estate operations                  2,193,768         97,274        419,667

  Gain on sales of Properties                          2,564,478        626,931              -
                                                    ------------   ------------   ------------
       Total real estate activity                      4,758,246        724,205        419,667

  Interest on short-term investments
       and cash equivalents                               39,255         79,975        195,885
                                                    ------------   ------------   ------------

     Total investment activity                         4,797,501        804,180        615,552
                                                    ------------   ------------   ------------

PORTFOLIO EXPENSES:
 Management advisory fee                                 451,863        714,761        601,535
 General and administrative                              371,941        273,974        227,758
 Professional fees (Note 13)                             898,608        142,149         97,241
 Interest expense                                        184,562        210,241              -
 Write-off of deferred financing costs (Note 10)         501,227              -              -
                                                    ------------   ------------   ------------
                                                       2,408,201      1,341,125        926,534
                                                    ------------   ------------   ------------

NET INCOME (LOSS)                                      2,389,300       (536,945)      (310,982)

Common stock dividends                                (3,799,332)    (3,369,229)    (2,867,442)

CUMULATIVE DEFICIT:
 Beginning of year                                   (28,261,241)   (24,355,067)   (21,176,643)
                                                    ------------   ------------   ------------
 End of year                                        $(29,671,273)  $(28,261,241)  $(24,355,067)
                                                    ============   ============   ============

PER SHARE DATA:

 Net Income (Loss)                                  $        .67   $       (.15)  $       (.09)
                                                    ============   ============   ============
 Dividends                                          $       1.06   $        .94   $        .80
                                                    ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.
- --------------------------------------------------------------------------------

Consolidated Statements of Cash Flows

- --------------------------------------------------------------------------------


                                                                   Year ended December 31,
                                                              1995           1994          1993
                                                          -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                        $  2,389,300   $  (536,945)  $  (310,982)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Joint venture and tenancy-in-common operations             (673,799)     (352,606)       16,832
   Lease termination charges                                         -     1,770,471             -
   Cash distributions from joint ventures
    and tenancies-in-common                                    807,255     1,632,460     3,136,357
   Property depreciation and amortization                    3,735,914     3,999,341       810,305
   Write-off of deferred financing costs                       501,227             -             -
   Gain on sales of Property                                (2,564,478)     (626,931)            -
   Investment valuation allowance                                    -             -       900,000
   Increase in investment income receivable                          -       (30,365)     (211,559)
   Increase in deferred leasing commissions                   (404,330)     (519,173)      (33,153)
   (Increase) decrease in property working capital            (374,311)     (358,974)      133,263
   Increase in accounts payable and
    accrued management advisory fees                           109,795       318,478       228,202
   Other, net                                                  (76,137)      (72,683)            -
                                                          ------------   -----------   -----------

    Net cash provided by operating
     activities                                              3,450,436     5,295,756     4,596,582
                                                          ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans to joint ventures                            (6,436)     (191,037)      (42,290)
 Reduction of loans to joint ventures                                -             -       551,895
 Investment in joint ventures                                  (31,346)     (143,494)   (3,336,120)
 Return of capital from joint ventures                               -             -        25,119
 Investment in Property                                     (4,553,172)   (3,928,552)   (2,291,721)
 Proceeds from sale of Property                             22,864,250     1,082,925             -
 Decrease (increase) in short-term investments, net                  -     1,967,451      (979,408)
 Increase in other assets                                     (280,570)            -             -
 Decrease in notes receivable                                  109,426     2,444,619             -
                                                          ------------   -----------   -----------
   Net cash provided by (used in) investing
    activities                                              18,102,152     1,231,912    (6,072,525)
                                                          ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in line of credit borrowings, net      (3,500,000)    3,500,000             -
 Proceeds from third-party mortgage note                     3,250,000             -             -
 Principal payments on mortgage notes                      (13,136,099)   (6,801,089)            -
 Dividends paid                                             (3,799,332)   (3,369,229)   (2,867,442)
 Financing costs                                              (142,411)     (267,586)            -
                                                          ------------   -----------   -----------
   Net cash used in financing activities                   (17,327,842)   (6,937,904)   (2,867,442)
                                                          ------------   -----------   -----------

 Net increase (decrease) in cash and cash
  equivalents                                                4,224,746      (410,236)   (4,343,385)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                          1,491,554     1,901,790     6,245,175
                                                          ------------   -----------   -----------
  End of year                                             $  5,716,300   $ 1,491,554   $ 1,901,790
                                                          ============   ===========   ===========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                  $  4,827,630   $ 4,784,473   $   358,177
                                                          ============   ===========   ===========

NONCASH INVESTING AND FINANCING ACTIVITIES (NOTES 3 AND 12)

  The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.
- --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

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

                                          Company          Co-tenant
                                       --------------------------------
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

     The following is a summary of the real estate investment structures at December 31, 1995:

                                                          Date
                                                       Consolidated        Date
                                          Legal        or Converted      Converted
                                        Ownership       from Joint      to Tenancy-
 Investment                               Share          Venture         in-Common
- ----------------------------             ------        -----------       ---------
 Broadway Industrial Center             100.00%        03/31/94           --
 Central Distribution Center             57.38%           --            8/16/95
 West Side Business Park                 75.49%           --            8/16/95
 Metro Business Park                     69.03%           --            8/16/95
 Carson Industrial Center (1)            50.00%           --            3/29/90
 Dominguez Properties                    55.00%           --            8/16/95
 Los Angeles Corporate  Center          100.00%        12/18/90           --
 University Business Center              80.00%        11/01/93           --
 Huntwood Associates                    100.00%        12/31/93           --
 Wiegman Associates (2)                  80.00%        12/31/93           --
 Baygreen Industrial Park               100.00%        10/26/93           --
 Columbia Place                          78.00%           --            8/16/95
 270 Technology Park                     61.00%           --            8/16/95
 Sample\I-95 Business Park              100.00%        12/31/93           --
 Kingsview Industrial Center            100.00%        07/14/95           --

(1) The Company has a note receivable of approximately $177,000 from its co-tenant which bears interest at 10% and is secured by the co-tenant's interest in the property.
(2)  The Company has a preferred capital investment which bears interest at 12%.

4    REAL ESTATE ASSETS AND LIABILITIES

   The following is a summary of the assets and liabilities underlying the Company's real estate investments:

                                                              December 31,
                                                           1995          1994
                                                       ------------  -------------

   PROPERTY
   Land                                                $21,655,181    $24,018,575
   Buildings and improvements                           52,400,189     66,402,879
   Accumulated depreciation                             (5,752,574)    (5,079,353)
   Deferred leasing costs and other assets, net          1,162,722      1,332,458
   Minority interest                                     1,509,970      1,471,483
                                                       -----------    -----------
     Total real estate assets                           70,975,488     88,146,042
   Accounts receivable                                   2,048,357      2,254,603
   Accounts payable and other liabilities                 (627,080)    (1,760,156)
                                                       -----------    -----------
                                                       $72,396,765    $88,640,489
                                                       ===========    ===========

   Mortgage notes payable to third-parties (Note 5)    $39,333,349    $49,219,448
                                                       ===========    ===========

   INVESTMENTS IN TENANCIES-IN-COMMON AND JOINT VENTURES
   Land                                                  $  8,246,048   $  8,246,048
   Buildings and improvements                              33,965,653     35,542,264
   Accumulated depreciation                               (11,791,003)   (12,370,021)
   Cash                                                       511,717        346,176
   Other, net                                               2,921,034      3,521,924
                                                         ------------   ------------
     Total assets                                          33,853,449     35,286,391
                                                         ------------   ------------

   Mortgage notes payable to third-parties (Note 5)        31,601,919     32,127,307
   Other                                                      632,950      1,913,431
                                                         ------------   ------------
     Total liabilities                                     32,234,869     34,040,738
                                                         ------------   ------------

   Net assets                                            $  1,618,580   $  1,245,653
                                                         ============   ============

   Company's share:
     Loans to joint ventures                             $          -   $  4,859,903
     Capital                                                2,310,781     (2,224,285)
                                                         ------------   ------------
                                                         $  2,310,781   $  2,635,618
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


                                                                                   December 31,
                                                                              1995             1994
                                                                           ------------    ------------
   University Business Center
   --------------------------
   CIGNA; interest at 9.06%, payable monthly; principal
   payments based on a 20-year amortization schedule;
   remainder due April 1, 2000                                             $  9,353,947    $ 13,000,000

   CIGNA; interest at 9.37%, payable monthly; principal
   due January 1, 1997                                                       10,000,000      10,000,000

   Huntwood Associates
   -------------------

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

   Park North Business Center
   --------------------------

   Wells Fargo Realty Advisors; interest at .65% over the
   prime rate or 1.75% over LIBOR, payable monthly. Principal balance
   was paid at maturity on June 30, 1995                                              -       3,362,692

   Wells Fargo Realty Advisors; interest at .65% over
   the prime rate or 1.75% over LIBOR, payable monthly.
   Principal balance was paid at maturity on June 30, 1995                            -       2,795,153
                                                                            -----------     -----------

                                                                            $39,333,349     $49,219,448
                                                                            ===========     ===========

     Mortgage notes payable to third-parties, based on contractual terms in existence as of December 31, 1995, mature as follows:


Year ended
December 31,           Properties(1)        Tenancies-in-Common (2)
- ------------           -------------        -----------------------

   1996                 $16,974,870               $ 4,280,310
   1997                  13,403,318                10,997,500
   1998                     228,070                 5,203,115
   1999                     249,613                 1,854,579
   2000                   8,477,478                   309,903
  Thereafter                     --                 8,956,512
                        -----------               -----------
                        $39,333,349               $31,601,919
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

6    RESULTS OF REAL ESTATE INVESTMENTS

     Operations
     ----------

     The following is a summary of the operating results of the properties underlying the Company's real estate investments:


                                                             Year ended December 31,
                                                             -----------------------
                                                  1995                1994                 1993
                                             -------------       --------------      -------------

        PROPERTY
        Rentals                              $ 12,679,060         $ 13,338,097       $  3,128,332
        Interest expense                       (4,348,126)          (4,696,303)          (358,177)
        Depreciation and amortization          (3,735,914)          (3,999,341)          (810,305)
        Minority interest                        (119,013)            (117,890)           (10,301)
                                             -------------        -------------      -------------
                                             $  1,445,701         $  1,452,003       $  1,128,334
                                             =============        =============      =============


        INVESTMENTS IN TENANCIES-IN-COMMON
          AND JOINT VENTURES
        Rentals                              $  6,856,262          $ 7,442,165       $ 14,850,192
        Operating expenses                     (1,223,767)          (1,136,267)        (2,749,486)
        Interest expense                       (2,857,655)          (2,931,718)        (7,615,524)
        Depreciation and amortization          (1,921,274)          (4,551,781)        (4,551,489)
                                             -------------         ------------      -------------
                                             $    853,566          $(1,177,601)      $    (66,307)
                                             =============         ============      =============

        Company share:
         Interest on loans to joint ventures $     74,268               63,136       $    208,165
         Equity in net income (losses)            673,799           (1,417,865)           (16,832)
                                             -------------         ------------      -------------
                                             $    748,067           (1,354,729)      $    191,333
                                             =============         ============      =============

     Future minimum rentals under non-cancelable operating leases are as follows:

     Year ended
     December 31,            Properties         Tenancies-in-Common
     ------------            ----------         -------------------

        1996              $   9,051,444              $ 4,551,838
        1997                  8,702,558                2,833,264
        1998                  7,728,819                2,526,885
        1999                  6,890,149                2,389,048
        2000                  6,022,828                2,265,552
        Thereafter           16,546,140                9,180,224
                          -------------             ------------
                          $  54,941,938             $ 23,746,811
                          =============             ============

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

     In conjunction with the leasing transaction, the mortgage note payable to a third- party lender of approximately $10,490,000 was restructured. The interest rate was reduced from 10.125% to 8.875% per annum, effective December 1, 1994, and the maturity date was extended from May 1998 to December 2009. The maturity date may be accelerated if Ceridian exercises its termination options. The revised mortgage note requires monthly payments of principal and interest based on a 20-year amortization schedule.

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

12   NONCASH INVESTING AND FINANCING ACTIVITIES

     The restructuring of certain joint ventures, as more fully described in
Note 3, resulted in the following noncash investing and financing activities:


                                                                1995            1994            1993
                                                            -----------     -----------     -----------
Conversion of loans to joint ventures and
   accrued interest to Property and
   tenancies-in-common                                      $ 4,999,071     $  4,109,037    $    265,694
Conversion of investments in joint ventures
   to Property                                                        -                -      14,424,483
Conversion of losses of joint ventures in
   excess of investment to Property                                   -       (2,095,608)              -
Recording of third party mortgage notes                               -        9,310,914      46,864,843
                                                            -----------     ------------    ------------

Total converted assets                                      $ 4,999,071     $ 11,324,343    $ 61,555,020
                                                            ===========     ============     ===========

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

                            COPLEY PROPERTIES, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                                 SCHEDULE III



                                                                                 Buildings and
       Description                     Encumbrances(a)          Land             Improvements          Total
- ------------------------------         --------------         -----------       ---------------     -----------
Investment in Property

Broadway Industrial Center
Industrial - Bulk Distribution
Building
  Tempe, Arizona                                              $   743,600        $ 2,248,016        $ 2,991,616

Kingsview Industrial Center
Industrial - Bulk Distribution
Building
  Carson, CA                                                    1,077,000          2,025,712          3,102,712

Los Angeles Corporate Center
Office Building
  Monterey Park, California                                     2,861,000          6,235,120          9,096,120

University Business Center
Research & Developement
Buildings
  Santa Barbara, California            $19,353,947              3,679,870         17,000,555         20,680,425

Huntwood Associates
Industrial - Bulk Distribution
Buildings
  Hayward, California                   12,292,993              5,487,508         12,750,719         18,238,227

Wiegman Associates
Industrial - Bulk Distribution
Buildings
  Hayward, California                    7,686,409              2,535,994          5,244,158          7,780,152

Baygreen Industrial Park
Industrial - Light Industrial
Buildings
  Hayward, California                                             167,223          1,189,212          1,356,435

Sample/I-95 Business Park
Land, Industrial - Light
Industrial Buildings
  Pompano Beach, Florida                                        5,102,986          5,706,697         10,809,683
                                       -----------            -----------        -----------        -----------
                                       $39,333,349            $21,655,181        $52,400,189        $74,055,370
                                       -----------            -----------        -----------        -----------


                                                                Date
                                        Accumulated          Acquired or         Depreciable
       Description                      Depreciation         Constructed            Life
- ------------------------------         ---------------       -----------         -----------
Investment in Property

Broadway Industrial Center
Industrial - Bulk Distribution
Building
  Tempe, Arizona                           $207,367             1994             5-25 years

Kingsview Industrial Center
Industrial - Bulk Distribution
Building
  Carson, CA                                 37,757             1995             5-25 years

Los Angeles Corporate Center
Office Building
  Monterey Park, California               1,261,250             1986             5-25 years

University Business Center
Research & Developement
Buildings
  Santa Barbara, California               1,572,880          1987-1988 (b)       5-25 years

Huntwood Associates
Industrial - Bulk Distribution
Buildings
  Hayward, California                     1,402,309          1987-1988 (b)       5-25 years

Wiegman Associates
Industrial - Bulk Distribution
Buildings
  Hayward, California                       494,344          1986-1987 (b)       5-25 years

Baygreen Industrial Park
Industrial - Light Industrial
Buildings
  Hayward, California                        91,943             1993             5-25 years

Sample/I-95 Business Park
Land, Industrial - Light
Industrial Buildings
  Pompano Beach, Florida                    684,724          1989-1995 (b)       5-25 years
                                        -----------
                                        $ 5,752,574
                                        -----------

                  COPLEY PROPERTIES, INC.
         REAL ESTATE AND ACCUMULATED DEPRECIATION
                    DECEMBER 31, 1995
                       SCHEDULE III
                        (Continued)

                                                               Buildings and                  Accumulated
      Description            Encumbrances (a)      Land         Improvements       Total      Depreciation
- -----------------------      ----------------   -----------    --------------   -----------   ------------

Properties owned 100% by Copley subsequent to the February Exchanges.
- ---------------------------------------------------------------------
Metro Business Park
Industrial- Service Center
Buildings
  Phoenix, Arizona                 5,217,399         1,982,562     8,998,208       10,980,770    4,784,918

Dominguez Properties
Industrial- Bulk
Distribution Buildings
  Los Angeles, California          5,218,332         1,476,232     5,600,737        7,076,969    2,581,997

Columbia Place
Office Building
  Columbia, Maryland              10,263,748         2,179,802     6,718,923        8,898,725       94,277
                                 -----------       -----------   -----------     ------------  -----------
                                  20,699,479         5,638,596    21,317,868       26,956,464    7,461,192
                                 -----------       -----------   -----------     ------------  -----------

Properties in which Copley will no longer have an ownership interest after the February Exchanges.
- --------------------------------------------------------------------------------------------------
Central Distribution Center
Industrial- Bulk
Distribution Buildings
  Phoenix, Arizona               $ 2,340,285          $578,370   $ 2,419,466     $  2,997,836   $1,132,682

West Side Business Park
Industrial- Bulk
Distribution Buildings
  Phoenix, Arizona                   936,096           275,310     1,329,393        1,604,703      698,633

Carson Industrial Center
Industrial- Bulk
Distribution Building
  Los Angeles, California          2,092,780           547,715     2,099,115        2,646,830      805,420

Dominguez Properties
Industrial- Bulk
Distribution Buildings
  Los Angeles, California          1,820,268           933,550     3,617,151        4,550,701    1,662,872

270 Technology Park
Research & Developement
Buildings
  Frederick, Maryland              3,713,011           272,507     3,182,660        3,455,167       30,203
                                 -----------       -----------   -----------     ------------  -----------
                                  10,902,440         2,607,452    12,647,785       15,255,237    4,329,810
                                 -----------       -----------   -----------     ------------  -----------
                                 -----------       -----------   -----------     ------------  -----------
Total                            $70,935,268       $29,901,229   $86,365,842     $116,267,071  $17,543,576
                                 ===========       ===========   ===========     ============  ===========

                                     Date
                                   Acquired or           Depreciable
      Description                  Constructed              Life
- -----------------------
Properties owned 100% by Copley subsequent to the February Exchanges.
- ---------------------------------------------------------------------
Metro Business Park
Industrial- Service Center
Buildings
  Phoenix, Arizona                   1985                  24 years

Dominguez Properties
Industrial- Bulk
Distribution Buildings
  Los Angeles, California            1985                22.9 years

Columbia Place
Office Building
  Columbia, Maryland                 1988                5-50 years

Properties in which Copley will no longer have an ownership interest after the February Exchanges.
- --------------------------------------------------------------------------------------------------
Central Distribution Center
Industrial- Bulk
Distribution Buildings
  Phoenix, Arizona                   1985             24.7 years

West Side Business Park
Industrial- Bulk
Distribution Buildings
  Phoenix, Arizona                   1985               25 years

Carson Industrial Center
Industrial- Bulk
Distribution Building
  Los Angeles, California            1985               27 years

Dominguez Properties
Industrial- Bulk
Distribution Buildings
  Los Angeles, California            1985             22.9 years

270 Technology Park
Research & Developement
Buildings
  Frederick, Maryland                1985-1986        2-50 years

               1995
                      Property Cost                                      Accumulated Depreciation
                      -------------                                      ------------------------
               Balance at beginning of year  135,396,766             Balance at beginning of year   17,449,374
               Dispositions                  (23,531,256)            Dispositions                   (5,145,485)
               Additions                       4,401,561             Depreciation Expenses           5,239,688
                                            -------------                                          ------------
               Balance at Close of Year     $116,267,071             Balance at Close of Year      $17,543,577
                                            =============                                          ============

               1994
                      Property Cost                                      Accumulated Depreciation
                      -------------                                      ------------------------
               Balance at beginning of year  136,268,468          Balance at beginning of year      15,238,165
               Conversions                      (703,735)         Conversions                       (2,335,423)
               Dispositions                   (4,020,537)         Dispositions                      (2,928,729)
               Additions                       3,852,570          Depreciation Expenses              7,475,361
                                           --------------                                         -------------
               Balance at Close of Year     $135,396,766          Balance at Close of Year         $17,449,374
                                           ==============                                         =============

               1993
                      Property Cost                                      Accumulated Depreciation
                      -------------                                      ------------------------
               Balance at beginning of year  134,360,214          Balance at beginning of year      20,097,444
               Conversions                      (759,216)         Conversions                       (9,673,801)
               Dispositions                                       Dispositions
               Additions                       2,667,470          Depreciation Expenses              4,814,522
                                           --------------                                         -------------
               Balance at Close of Year     $136,268,468          Balance at Close of Year         $15,238,165
                                           ==============                                         =============

               1992
                      Property Cost                                      Accumulated Depreciation
                      -------------                                      ------------------------
               Balance at beginning of year  156,502,217          Balance at beginning of year      16,919,673
               Transfer                      (10,962,007)         Transfer                          (1,608,049)
               Dispositions                  (11,990,574)         Dispositions                      (1,304,109)
               Additions                         810,578          Depreciation Expenses              6,089,929
                                           --------------                                         -------------
               Balance at Close of Year     $134,360,214          Balance at Close of Year         $20,097,444
                                           ==============                                         =============

               (a)  Represents liabilities to third-party lenders.

               (b) These Properties were converted to wholly owned properties during the fourth quarter of 1993 or the first quarter of 1994. Accumulated depreciation numbers are amounts from the date of conversion through December 31, 1995.

                            COPLEY PROPERTIES, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1995

                                  SCHEDULE IV



                                                                                                                CARRYING AMOUNT
                                    INTEREST              MATURITY                 PAYMENT TERMS                 OF MORTGAGES
    DESCRIPTION                       RATE                  DATE                      (NOTE A)                     (NOTE B)
  ---------------                ---------------        --------------           -----------------              ---------------
MORTGAGE LOANS
- --------------
  Carson Industrial Center    (1)       10%             December 31, 2050         Interest due monthly;              $176,889
   Industrial - Bulk Distribution                                                 principal due in full at
    Building                                                                      maturity
   Carson, California

                                                                                                                ---------------
                                                                                  TOTAL MORTGAGE LOANS               $176,889
                                                                                                                ===============
DEFICIT AND CONTRIBUTION LOANS
- ------------------------------
                                                                                                                ---------------
                                                                TOTAL DEFICIT AND CONTRIBUTION LOANS                       $0
                                                                                                                ===============

                                                                                                                ---------------
     Total                                                                                                           $176,889
                                                                                                                ===============



     (a) The carrying amounts of this mortgage for both book and federal income tax purposes are the same as the amount listed above. The carrying amount of the mortgages approximates its face amount.

     (b) Reconciliation of the carrying value of mortgage loans:


Balance at December 31, 1994                       $12,069,687
      New loans during 1995                             $6,437
      Collection of principal                        ($127,585)
      Collected as part of a sale                  ($7,677,895)
      Contributed to Equity                        ($4,093,755)
                                              -----------------
Balance at December 31, 1995                          $176,889
                                              =================


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

                            COPLEY PROPERTIES INC.

                  INDEX TO JOINT VENTURE FINANCIAL STATEMENTS


                                                                            PAGE


Columbia Place (a)............................................................29

                                COLUMBIA PLACE
                             (A TENANCY-IN-COMMON)

                               FINANCIAL REPORT

                               DECEMBER 31, 1995

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                                   CONTENTS
                                   --------

                               DECEMBER 31, 1995
                               -----------------


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS                      1


FINANCIAL STATEMENTS

   Balance Sheet                                                          2

   Statement of Income                                                    3

   Statement of Partners' Equity                                          4

   Statement of Co-Tenants' Equity                                        4

   Statement Cash Flows                                                  5-6

   Notes to Financial Statements                                         7-11

                    [LETTERHEAD OF WOLPOFF & COMPANY, LLP]

To the Tenants
Columbia Place (A Tenancy-in-Common)
Columbia, Maryland


              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
              ----------------------------------------------------


We have audited the balance sheet of Columbia Place (A Tenancy-in-Common) as of December 31, 1995, and M.O.R. XXXVI Associates Limited Partnership as of December 31, 1994, and the related statements of income, co-tenants' equity and cash flows for each of the 3 years in the period ended December 31, 1995, 1994 and 1993 (see Note 1). These financial statements are the responsibility of the tenants' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbia Place (A Tenancy-in-Common) as of December 31, 1995, and M.O.R. XXXVI Associates Limited Partnership as of December 31, 1994, and the results of its operations and cash flows for each of the 3 years in the period ended December 31, 1995, 1994 and 1993 (see
Note 1), in conformity with generally accepted accounting principles.

                                                     /s/Wolpoff & Company, LLP

                                                        WOLPOFF & COMPANY, LLP

Baltimore, Maryland
January 23, 1996

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------

                                                                                              December 31,
                                                                                 ------------------------------------
                                                                                     1995                    1994*
                                                                                 -------------          -------------
PROPERTY, AT COST - Notes 1 and 2
   Building and Improvements                                                      $ 6,671,958            $ 7,784,767
   Land                                                                             2,179,802              2,179,802
   Predevelopment Costs                                                                46,965                 46,965
   Deferred Costs                                                                     673,554                730,983
                                                                                 -------------          -------------
                                                                                    9,572,279             10,742,517
   Less Accumulated Depreciation and Amortization (30 Years)                          (94,277)            (1,057,364)
                                                                                 -------------          -------------
       PROPERTY, NET                                                                9,478,002              9,685,153
                                                                                 -------------          -------------
OTHER ASSETS
   Cash and Cash Equivalents - Note 1                                                     -0-                  4,228
   Cash Held in Escrow - Note 2                                                        15,000                 15,000
   Deferred Rent Receivable - Note 1                                                1,080,778                365,574
   Sublease Fee Receivable                                                                -0-                250,000
   Receivable from Tenant                                                               3,541                    -0-
                                                                                 -------------          -------------
       TOTAL OTHER ASSETS                                                           1,099,319                634,802
                                                                                 -------------          -------------
                                                                                  $10,577,321            $10,319,955
                                                                                 =============          =============
                        LIABILITIES AND TENANTS' EQUITY
                        -------------------------------
LIABILITIES
   Mortgage Payable - Note 2                                                      $10,263,748            $10,462,658
   Mortgage Payable, Undeveloped Land - Note 2                                            -0-              1,400,000
   Accrued Interest Payable                                                            75,909                118,794
   Accounts Payable and Accrued Expenses                                                6,500                244,327
   Payable, Affiliates - Note 3                                                        46,277                 18,810
                                                                                 -------------          -------------

       TOTAL LIABILITIES                                                           10,392,434             12,244,589

PARTNERS' CAPITAL (DEFICIT)                                                               -0-             (1,924,634)

CO-TENANTS' EQUITY - Note 4                                                           184,887                    -0-
                                                                                 -------------          -------------

                                                                                  $10,577,321            $10,319,955
                                                                                 =============          =============

* See Note 1 regarding presentation.

_________________

The notes to financial statements are an integral part of this statement.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------
                              STATEMENT OF INCOME
                              -------------------


                                                                                    Year Ended December 31,
                                                                    -----------------------------------------------------------
                                                                        1995*                  1994*                  1993*
                                                                    -------------          -------------          -------------
REVENUE
   Rental Income - Notes 1 and 7                                    $  1,277,736           $  1,561,782           $  1,705,109
   Sublease Fee Income - Note 7                                          560,004              1,051,217                    -0-
   Interest Income                                                           313                    900                  1,151
                                                                    -------------          -------------          -------------

       TOTAL REVENUE                                                   1,838,053              2,613,899              1,706,260
                                                                    =============          =============          =============

COSTS AND EXPENSES
   Management Fee - Note 3                                                21,600                 15,353                 19,330
   General and Administrative                                             10,405                 11,507                  6,753
   Real Property Taxes - Note 1                                              -0-                 49,352                  3,028
   Real Property Taxes, Undeveloped Land - Note 1                            -0-                  8,778                  8,778
   Depreciation and Amortization - Note 1                                236,518                352,489                246,135
   Mortgage Expense - Notes 2 and 4                                      920,599              1,053,375              1,074,639
   Interest Expense, Undeveloped Land - Notes 2 and 4                     82,911                105,583                 91,000
   Loss on Disposal of Tenant Improvements - Note 1                          -0-              2,516,787                    -0-
                                                                    -------------          -------------          -------------

       TOTAL COSTS AND EXPENSES                                        1,272,033              4,113,224              1,449,663
                                                                    =============          =============          =============


NET INCOME (LOSS) - Note 5                                          $    566,020           $ (1,499,325)          $    256,597
                                                                    =============          =============          =============



* See Note 1 regarding presentation.

________________

The notes to financial statements are an integral part of this statement.

                  M.O.R. XXXVI ASSOCIATES LIMITED PARTNERSHIP
                  -------------------------------------------

                         STATEMENT OF PARTNERS' EQUITY
                         -----------------------------


                             Period Ended        Year Ended        Year Ended
                              August 15,        December 31,      December 31,
                               1995                1994              1993
                             -------------     -------------      -------------
CAPITAL CONTRIBUTIONS
   Prior Years               $  1,226,000      $  1,226,000       $  1,226,000
   Current Year                 1,543,501               -0-                -0-
                             -------------     -------------      -------------
                                2,769,501         1,226,000          1,226,000
                             -------------     -------------      -------------

ACCUMULATED INCOME (LOSS)
   Prior Years                   (373,738)        1,125,587            868,990
   Current Period                 359,703        (1,499,325)           256,597
                             -------------     -------------      -------------
                                  (14,035)         (373,738)         1,125,587
                             -------------     -------------      -------------

DISTRIBUTIONS - Note 4
   Prior Years                 (2,776,896)       (2,584,848)        (2,186,776)
   Current Year                       -0-          (192,048)          (398,072)
                             -------------     -------------      -------------
                               (2,776,896)       (2,776,896)        (2,584,848)
                             -------------     -------------      -------------

TOTAL PARTNERS' EQUITY
(DEFICIT)                        ($21,430)      ($1,924,634)         ($233,261)
                             =============     =============      =============

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                        STATEMENT OF CO-TENANTS' EQUITY
                        -------------------------------

BEGINNING EQUITY             $    (21,430)            ---               ---

ADD:  NET INCOME FOR PERIOD
 8/16/95 - 12/31/95               206,317             ---               ---
                             -------------     -------------      -------------

ENDING EQUITY                $    184,887             ---               ---
                             =============     =============      =============



_______________

The notes to financial statements are an integral part of this statement.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------


                                                                                        Year Ended December 31,
                                                                        ------------------------------------------------------

                                                                            1995*              1994*                 1993*
                                                                        ------------       ------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                    $   566,020        $(1,499,325)          $    256,597
                                                                        ------------       ------------         --------------
   Adjustments to Reconcile Net Income (Loss)
    to Net Cash Provided by Operating Activities
      Depreciation and Amortization                                         236,518            352,489                246,135
      Loss on Disposal of Tenant Improvements                                   -0-          2,516,787                    -0-
      Change in Tenant Receivables                                           (3,541)             6,877                  7,458
      Increase in Deferred Rent                                            (715,204)          (365,574)                   -0-
      Increase in Accrued Interest Payable                                   81,815             28,094                    -0-
      Change in Accounts Payable and Accrued Expenses                      (237,827)           239,180                  3,734
      Change in Sublease Fee Receivable                                     250,000           (250,000)                   -0-
                                                                        ------------       ------------         --------------
         Total Adjustments                                                 (388,239)         2,527,853                257,327
                                                                        ------------       ------------         --------------
            Net Cash Provided by Operating Activities                        177,781          1,028,528                513,924
                                                                        ------------       ------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Deferred Costs                                                  -0-           (730,633)                   -0-
   Additions to Building                                                    (29,367)               -0-                    -0-
   Increase in Cash Held in Escrow                                              -0-            (15,000)                   -0-
                                                                        ------------       ------------         --------------

            Net Cash Used by Investing Activities                           (29,367)          (745,633)                   -0-
                                                                        ------------       ------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Mortgage Principal Payments                                             (198,910)          (105,429)               (96,861)
   Distributions                                                                -0-           (173,238)              (456,286)
   Capital Contributions                                                     18,801                -0-                    -0-
   Affiliate Loans                                                           27,467                -0-                    -0-
                                                                        ------------       ------------         --------------

            Net Cash Used by Financing Activities                          (152,642)          (278,667)              (553,147)
                                                                        ------------       ------------         --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (4,228)             4,228                (39,223)

CASH AND CASH EQUIVALENTS, BEGINNING                                          4,228                -0-                 39,223
                                                                        ------------       ------------         --------------

CASH AND CASH EQUIVALENTS, ENDING                                       $       -0-        $     4,228           $        -0-
                                                                        ============       ============         ==============

                                  (Continued)



* See Note 1 regarding presentation.

_______________

The notes to financial statements are an integral part of this statement.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------


                                                                                    Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                      1995*                1994*              1993*
                                                                 -------------        -------------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid During the Year for Interest                        $    920,599         $  1,130,863        $ 1,165,639
                                                                 =============        =============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of Mortgage Payable
     and Accrued Interest to Capital
      Mortgage Payable                                           $  1,400,000         $        -0-        $       -0-
      Accrued Interest                                                124,692                  -0-                -0-
                                                                 -------------        -------------       ------------
                                                                 $  1,524,692         $        -0-        $       -0-
                                                                 =============        =============       ============



* See Note 1 regarding presentation.


_______________

The notes to financial statements are an integral part of this statement.

                      COLUMBIA PLACE (A TENANCY-IN-COMMON)
                      ------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

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

          Presentation
          ------------

          The balance sheet as of December 31, 1994, is that of M.O.R. XXXVI Associates Limited Partnership and is presented for comparative purposes. Likewise, the operating statements for the limited partnership for 1994 and 1993 are presented for comparative purposes. The 1995 operating statements for Columbia Place include the operations of the limited partnership through August 15, 1995.

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

          Depreciation
          ------------

          Building costs and tenant improvements were depreciated using the straight-line method over the estimated useful lives of 50 years through August 15, 1995. Effective August 16, 1995, depreciation is based on an estimated useful life of 30 years. For the period August 16, 1995, through December 31, 1995, the change in estimated useful life had an effect of reducing net income for 1995 by approximately $30,000.

          Effective August 16, 1995, M.O.R. XXXVI Associates Limited Partnership was terminated upon execution of the tenancy-in-common agreement. As a result of this termination, the building and improvements were restated on the books to their net book value, and depreciation commenced as if the restated amount was placed in service on August 16, 1995.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                    ---------------------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 1 -  Tenant Expenses/Reimbursements
          ------------------------------

(Cont.) Certain reimbursed expenses such as property taxes, cleaning, utilities and HVAC are reflected net of tenant reimbursement.

          Cash and Cash Equivalents
          -------------------------

          Columbia Place considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

          Amortization
          ------------

          Various deferred costs are being amortized using the straight-line method as follows:

                                        Amount       Amortization Period
                                       --------    -----------------------
                   Leading Costs       $506,905     12 Years (Lease Term)
                   Mortgage Costs       166,649           15 Years
                                       --------

                                       $673,554
                                       ========


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


                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                    ---------------------------------------

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

          Principal maturities for the mortgage during the succeeding 5 years are as follows:


                          1996                      $217,299
                          1997                       237,388
                          1998                       259,335
                          1999                       283,311
                          2000                       309,903

          Copley Properties, Inc. (CPI)
          -----------------------------

          The second mortgage previously held by Mercantile-Safe Deposit & Trust Company in the amount of $1,400,000 was assigned to Copley Properties, Inc. on October 31, 1986. In conjunction with the tenancy-in-common agreement dated August 16, 1995, CPI contributed the note and accrued interest as capital. Interest was payable monthly at the prime rate plus .5% per annum. The note was secured by a first mortgage lien on approximately 4.18 acres of land known as the "expansion parcel" which is adjacent to the office building. Interest incurred during 1995, 1994 and 1993 of $82,911, $105,583 and $91,000, respectively, has been charged to operations. As of December 31, 1994, accrued interest payable on the second mortgage amounted to $41,781.

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

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                               DECEMBER 31, 1995
                               -----------------

Note 5 - TAX ACCOUNTING

         Tax accounting varies from financial accounting. The following is a reconciliation of financial accounting income to tax basis income:

                                         Current        Prior
                                          Year          Years          Total
                                        ---------    -----------   ------------
          Net Income (Loss),
           Financial Accounting        $ 566,020     $ (373,738)   $   192,282
          Additional Depreciation       (121,194)      (814,831)      (936,025)
          Amortization of Construction
           Period Interest and Taxes         -0-       (246,797)      (246,797)
          Transfer and Recording
           Taxes and Other Items             -0-        (42,418)       (42,418)
          Loss on Disposal of
           Tenant Improvements               -0-      2,516,787      2,516,787
          Deferred Rent                 (715,204)      (365,574)    (1,080,778)
                                        ---------    -----------   ------------

          Taxable Income               $(270,378)    $  673,429    $   403,051
                                       ==========    ===========   ============

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

          Reimbursement of outlays made
           or to be made on behalf of BDM                         $  841,777
                                                                  -----------

          Sublease Fee:
           Up-front payments                                         864,549
           Monthly payments of $46,667 from 9/1/94 to 3/31/98      2,006,681
                                                                  -----------
                                                                   2,871,230
                                                                  -----------

          Total                                                   $3,713,007
                                                                  ===========

         The $864,549 payment was recognized as income in 1994 along with the 4 monthly payments for September through December 1994 ($186,668) totaling $1,051,217. Sublease fee payments made by BDM in 1995 totaled $560,004.

                     COLUMBIA PLACE (A TENANCY-IN-COMMON)
                     ------------------------------------

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED
                    ---------------------------------------

                               DECEMBER 31, 1995
                               -----------------


Note 7 -  Ceridian's lease term is for a period of 15 years commencing on
(Cont.) September 18, 1994, with free rent through December 31, 1994, and a cancellation option on December 31, 2006. The average annual rent (straight-line) for the term of the lease is $1,277,736.

          The following is a schedule of future minimum lease payments to be received from Ceridian under the noncancelable operating lease/sublease:

                         1996                  $  1,056,669
                         1997                     1,152,730
                         1988                     1,371,461
                         1999                     1,444,371
                         2000                     1,444,371
                         2001-2006                8,666,224
                                               -------------

                                               $ 15,135,826
                                               =============

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

                                 EXHIBIT INDEX
                                 -------------
Exhibit                                                              Page
Number                                                               Number
- ------                                                               ------
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

3 (ii)             By-Laws.  By-Laws of Copley Properties, Inc.         *
                   as amended to date.

4                  Rights Agreement dated as of June 28, 1990           *
                   between Copley Properties, Inc. and State
                   Street Bank & Trust Company as amended
                   September 20, 1995.

23.1               Consent from Independent Accountants                 46

23.2               Consent from Independent Accountants                 47




*  Previously filed and incorporated herein by reference.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COPLEY PROPERTIES, INC.


Date:  May 9, 1996                 By:  /s/  Daniel C. Mackowiak
                                        ------------------------
                                             Daniel C. Mackowiak
                                             Vice President and Treasurer and
                                             Principal Financial and Accounting
                                             Officer of the Company