Form 10-Q
period 1996-03-31
COPLEY PROPERTIES INC
filed 1996-05-15
CIK 769017

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                _______________

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


- --------------------------------------------------------------------------------

For Quarter Ended March 31, 1996                   Commission File Number 1-8927



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


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report.)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                              Yes   X              No
                                                 -------             -------



Page 1 of 17 pages.                              See Exhibit Index on Page 16.

     As of May 10, 1996, there were issued and outstanding 3,584,350 shares of Common Stock, $1.00 par value, and one share of Class A Common Stock, $1.00 par value.

                            COPLEY PROPERTIES, INC.

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART I

                             FINANCIAL INFORMATION
                             ---------------------



                                                                         Page(s)
                                                                         -------

   Item 1.    Financial Statements                                         3


   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations            12

COPLEY PROPERTIES, INC.

- -------------------------------------------------------------------------------

Consolidated Balance Sheets

- -------------------------------------------------------------------------------

                                             March 31, 1996   December 31,1995
                                             --------------   ----------------
                                              (unaudited)        (audited)
Assets

Real estate investments (Notes 3 and 4):
 Property, net                                 $ 95,020,392       $ 72,396,765
 Investment in tenancies-in-common                        -          2,310,781
 Notes receivable                                   880,000            895,963
                                               ------------       ------------
   Total real estate investments                 95,900,392         75,603,509

Cash and cash equivalents                         5,236,859          5,716,300
Other assets                                        157,333            197,448
                                               ------------       ------------

 Total assets                                  $101,294,584       $ 81,517,257
                                               ============       ============

Liabilities and Shareholders' Equity

Liabilities:
 Accounts payable and other liabilities        $    341,750       $    544,045
 Accrued management advisory fees (Note 8)        2,684,241          2,573,917
 Mortgage notes payable (Note 6)                 59,868,190         39,333,349
                                               ------------       ------------
   Total liabilities                             62,894,181         42,451,311
                                               ------------       ------------



Shareholders' Equity:
 Common stock, $1.00 par value;
   authorized 20,000,000 shares;
   issued 4,007,500 shares                        4,007,500          4,007,500
 Additional paid-in capital                      69,625,444         69,625,444
 Treasury stock; 423,150 shares
   of common stock, at cost                      (4,895,726)        (4,895,726)
 Cumulative deficit                             (30,336,816)       (29,671,273)
 Class A common stock (Note 8)                            1                  1
                                               ------------       ------------
   Total shareholders' equity                    38,400,403         39,065,946
                                               ------------       ------------
   Total liabilities and
    shareholders' equity                       $101,294,584       $ 81,517,257
                                               ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.

- --------------------------------------------------------------------------------

Consolidated Statements of Operations and Cumulative Deficit  (Unaudited)

- --------------------------------------------------------------------------------

                                                      Quarter ended March 31,
                                                        1996           1995
                                                        ----           ----
Investment Activity (Notes 3 and 5):

 Property operations, net                          $    644,717   $    393,782
 Share of real estate investment earnings                39,215        136,650
                                                   ------------   ------------
      Total real estate operations                      683,932        530,432

 Gain on exchange of ownership interests                 30,397              -
                                                   ------------   ------------
     Total real estate activity                         714,329        530,432

 Interest on short-term investments
     and cash equivalents                                50,079          1,992
                                                   ------------   ------------
     Total investment activity                          764,408        532,424
                                                   ------------   ------------

Portfolio Expenses:
 Management advisory fee                               (115,253)      (149,237)
 General and administrative                             (66,866)       (65,112)
 Professional fees (Note 10)                           (280,079)       (33,671)
 Interest expense                                             -        (94,778)
 Write-off of deferred financing costs (Note 9)               -       (501,227)
                                                   ------------   ------------
                                                       (462,198)      (844,025)
                                                   ------------   ------------

Net Income (Loss)                                       302,210       (311,601)

Common stock dividends                                 (967,753)      (896,070)

Cumulative Deficit:
 Beginning of period                                (29,671,273)   (28,261,241)
                                                   ------------   ------------
 End of year                                       $(30,336,816)  $(29,468,912)
                                                   ============   ============

Per Share Data:

 Net Income (Loss)                                 $        .08   $       (.09)
                                                   ============   ============
 Dividends                                         $        .27   $        .25
                                                   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.

- --------------------------------------------------------------------------------

Consolidated Statements of Cash Flows  (Unaudited)

- --------------------------------------------------------------------------------

                                                              Quarter Ended March 31,
                                                            1996                  1995
                                                          --------              --------
Cash flows from operating
 activities:
 Net income (loss)                                      $   302,210        $  (311,601)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Joint venture and tenancy-in-common operations            (37,741)          (132,228)
  Cash distributions from joint ventures
     and tenancies-in-common                                301,628             96,812
  Property depreciation and amortization                    879,614          1,008,170
  Gain on exchange of ownership interests                   (30,397)                 -
  Write-off of deferred financing costs                           -            501,227
  Increase in investment income receivable                        -            (12,924)
  Increase in deferred leasing commissions                 (284,656)          (275,195)
  (Increase) decrease in property working capital           (82,402)           209,538
  (Decrease) increase in accounts payable and
     accrued management advisory fees                       (91,971)            42,196
  Other, net                                                  4,422            (10,125)
                                                        -----------        -----------
     Net cash provided by operating
      activities                                            960,707          1,115,870
                                                        -----------        -----------

Cash flows from investing activities:
 Net cash payments in connection with
   the exchange of ownership interests                      (87,878)                 -
 Investment in Property                                    (265,668)          (830,829)
 Deposit received on sale of property                             -            250,000
 Decrease in notes receivable, net                           14,652             28,003
                                                        -----------        -----------
   Net cash used in investing activities                   (338,894)          (552,826)
                                                        -----------        -----------

Cash flows from financing activities:
 Increase in line of credit borrowings, net                       -            250,000
 Proceeds from third-party mortgage note                          -          3,250,000
 Principal payments on mortgage notes                      (133,501)        (3,534,464)
 Dividends paid                                            (967,753)                 -
 Financing costs                                                  -           (130,184)
                                                        -----------        -----------
   Net cash used in financing activities                 (1,101,254)          (164,648)
                                                        -----------        -----------

 Net increase (decrease) in cash and cash
    equivalents                                            (479,441)           398,396

Cash and cash equivalents:
    Beginning of period                                   5,716,300          1,491,554
                                                        -----------        -----------
    End of period                                       $ 5,236,859        $ 1,889,950
                                                        ===========        ===========

Supplementary disclosure of cash flow information:
    Cash paid for interest                              $ 1,335,484        $ 1,042,954
                                                        ===========        ===========

As more fully described in Note 3, the Company consummated two exchange transactions in February 1996, resulting in the conversion of the tenancies-in-common balance of $2,040,359 and related notes receivable balance of $176,890 to property of $22,705,585 and mortgage notes payable of $20,668,341 and notes receivable of $180,000.


  The accompanying notes are an integral part of these consolidated financial statements.

COPLEY PROPERTIES, INC.
- --------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------


1  General

  These financial statements have been prepared by Copley Properties, Inc. (the "Company") without audit and reflect all normal and required adjustments which are, in the opinion of management, necessary to fairly present the interim results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 1995.


2 Organization and Business

  Copley Properties, Inc., a Delaware corporation, was incorporated in May 1985 and operates as a qualified real estate investment trust under applicable provisions of the Internal Revenue Code of 1986, as amended. The Company acquires, develops, operates and owns industrial real estate. The Company currently owns and operates, either directly or through joint ventures, 11 properties totaling over 2.0 million square feet of net rentable area. Copley Real Estate Advisors, Inc. (the Advisor) provides investment management and administrative services to the Company. The Advisor is an indirect wholly owned subsidiary of New England Investment Companies, L.P. (NEIC), a publicly traded limited partnership. New England Mutual Life Insurance Company is the principal unitholder of NEIC.

  As described in Note 8, in February 1996, the Company entered into an Agreement and Plan of Merger, under which the Company will be merged into EastGroup Properties.


3 Real Estate Investments

  The Company's real estate investments are either owned in their entirety or through joint ventures in which the Company has a controlling interest. Several properties were previously owned as tenancies-in-common. Wholly owned property operations are under the oversight of local management companies. For jointly owned property, the Company's venture partners are responsible for day-to-day operating activities under separate property management agreements, and they are entitled to fees for such services.

     Effective February 1, 1996, the Company exchanged its co-tenant interest in the 270 Technology Park property to obtain 100% ownership of the Columbia Place property. In addition, the Company received $50,000 in cash and a secured promissory note of $180,000 bearing interest at 9.56% per annum and maturing on February 1, 2000, with annual interest and principal payments of $56,250. The note is secured by a second deed of trust on the 270 Technology Park property. The Company recognized a gain of $30,397 as a result of this transaction.

    Effective February 2, 1996, the Company exchanged its co-tenant interests in Carson Industrial Center, Central Distribution Center, West Side Business Park and the three El Presidio buildings (comprising a portion of the Dominguez Properties) to obtain 100% ownership of the Metro Business Park property and the remaining building in Dominguez Properties. As part of the exchange, the Company paid $138,000 in cash and forgave its note receivable of approximately $177,000 from its co-tenant in Carson Industrial Center. No gain or loss was recognized as a result of this transaction.

4   Real Estate Assets and Liabilities

  The following is a summary of the assets and liabilities underlying the Company's real estate investments. As of February 1996, the Company relinquished its rights in some of the tenancies-in-common and obtained 100% ownership of the others (See Note 3).

                                             March 31,1996   December 31, 1995
                                             --------------  ------------------
   Property

   Land                                        $27,293,776        $ 21,655,181
   Buildings and improvements                   68,144,398          52,400,189
   Accumulated depreciation                     (6,515,817)         (5,752,574)
   Deferred leasing costs and other
    assets, net                                  2,117,864           1,162,722
   Minority interest                             1,516,589           1,509,970
                                               -----------        ------------
     Total real estate assets                   92,556,810          70,975,488
   Accounts receivable                           3,387,262           2,048,357
   Accounts payable and other liabilities         (923,680)           (627,080)
                                               -----------        ------------
                                               $95,020,392        $ 72,396,765
                                               ===========        ============

   Mortgage notes payable to third-parties     $59,868,190        $ 39,333,349
                                               ===========        ============

   Investments in Tenancies-in-Common
   Land                                        $         -        $  8,246,048
   Buildings and improvements                            -          33,965,653
   Accumulated depreciation                              -         (11,791,003)
   Cash                                                  -             511,717
   Other, net                                            -           2,921,034
                                               -----------        ------------
     Total assets                                        -          33,853,449
                                               -----------        ------------

   Mortgage notes payable to third-parties               -          31,601,919
   Other                                                 -             632,950
                                               -----------        ------------
     Total liabilities                                   -          32,234,869
                                               -----------        ------------

   Net assets                                  $         -        $  1,618,580
                                               ===========        ============

   Company's share:
     Loans to joint ventures                   $         -        $          -
     Capital                                             -           2,310,781
                                               -----------        ------------
                                               $         -        $  2,310,781
                                               ===========        ============

5 Results of Real Estate Investments

  Operations
  ----------

  The following is a summary of the operating results of the properties underlying the Company's real estate investments:

                                                Quarter ended March 31,
                                                -----------------------
                                                   1996          1995
                                               ------------  ------------

    Property
    Rentals                                    $ 3,485,171   $ 3,375,393
    Operating expenses                            (668,218)     (805,007)
    Interest expense                            (1,259,241)   (1,142,838)
    Depreciation and amortization                 (879,614)   (1,008,170)
    Minority interest                              (33,381)      (25,596)
                                               -----------   -----------
                                               $   644,717   $   393,782
                                               ===========   ===========


    Investments in Tenancies-in-Common  (a)
    Rentals                                    $   513,721   $ 1,572,188
    Operating expenses                             (86,318)     (257,485)
    Interest expense                              (230,522)     (703,674)
    Depreciation and amortization                 (143,744)     (458,187)
                                               -----------   -----------
                                               $    53,137   $   152,842
                                               ===========   ===========
    Company's share:
     Interest on loans to joint ventures       $     1,474   $     4,422
     Equity in net income                           37,741       132,288
                                               -----------   -----------
                                               $    39,215   $   136,650
                                               ===========   ===========

  (a) The 1996 results for properties owned as Tenancies-in-Common include only the month of January (See Note 3), after which all of the Company's remaining properties are owned in their entirety or through joint ventures in which the Company has a controlling interest.

6 Mortgage Notes Payable

  Mortgage notes payable on Properties are summarized below. They are collateralized by real estate and, in certain cases, the assignment of rents. The mortgage notes are generally non-recourse to the other assets of the Company.

                                                        March 31,   December 31,
                                                          1996          1995
                                                       -----------  ------------
   University Business Center
   --------------------------

   CIGNA; interest at 9.06%, payable monthly;
   principal payments based on a 20-year
   amortization schedule; remainder due
   April 1, 2000                                      $ 9,307,945   $ 9,353,947

   CIGNA; interest at 9.37%, payable monthly;
   principal due January 1, 1997                       10,000,000    10,000,000

   Huntwood Associates
   -------------------

   Wells Fargo Bank; interest is a fixed rate
   option with interest based on LIBOR plus 3.25%
   and a variable rate option with interest based
   on the prime rate plus 1% (the effective
   interest rate was 9.5% at December 31, 1995);
   principal due January 15, 1997                       2,278,668     2,292,993

   Massachusetts Mutual Life Insurance Company;
   interest at 9.875%, payable monthly; principal
   due June 1, 1996                                    10,000,000    10,000,000

   Wiegman Associates
   ------------------

   Massachusetts Mutual Life Insurance Company;
   interest at 9.875%, payable monthly; principal
   due June 1, 1996                                     6,700,000     6,700,000

   Allstate Insurance Company; interest at 8.75%,
   payable monthly; principal due October 1, 1997         979,837       986,409

   Columbia Place
   --------------

   American General Investment Corp.; interest
   at 8.875%, payable monthly; principal due
   December 31, 2009                           (a)     10,211,212             -

   Dominguez Properties
   --------------------

   Allstate Life Insurance Co.; interest at
   9.00%, payable monthly; principal due
   January 1, 1997                             (a)      5,197,107             -

   Metro Business Park
   -------------------

   State Farm Life Insurance Co.; interest at
   9.25%, payable monthly; principal due
   March 1, 1997                               (a)     3,424,173              -

   Allstate Life Insurance Co.; interest at
   8.00%, payable monthly, principal due
   April 1, 1998                               (a)     1,769,248              -
                                                     -----------     -----------

                                                     $58,868,190     $39,333,349
                                                     ===========     ===========

     (a) Balances for these mortgage notes payable were not separately presented as of December 31, 1995 as these real estate investments were owned as tenancies-in-common (See Note 3).

 7  Line-of-Credit

   The Company has an unsecured line-of-credit agreement with a bank which expires on July 31, 1996. Under its terms, the Company could borrow up to $5,000,000 at the prime rate of interest or LIBOR plus 1.5%. There was no outstanding balance on the line-of-credit as of December 31, 1995 or March 31, 1996.

 8  Merger Agreement

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

   The Advisor has agreed, upon the effectiveness of the merger, to the termination of the Advisory Agreement and relinquishment of its right to, and interest in, the Class A common share in consideration of payment by the Company of 95% of the unpaid incentive advisory fees.

9  Deferred Financing Costs

  In 1994, the Company commenced the marketing of additional equity on a private placement basis and incurred $501,227 in Deferred Financing Costs in connection with pursuing the private placement and arranging for an increased line of credit, which was contingent on additional equity. Discussions with potential investors did not produce an agreement on the terms of an equity investment and the Company wrote off the Deferred Financing Costs in the first quarter of 1995.

10  Professional Fees

  Certain professional fees are costs incurred by the Company related to its consideration of various strategic alternatives aimed at maximizing shareholder value and subsequent solicitation of proposals to acquire the Company. Professional fees primarily consist of legal fees of approximately $227,500 related to this process and accounting fees of $52,500.

Copley Properties, Inc.
- --------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

- --------------------------------------------------------------------------------
Liquidity and Capital Resources

  The Company's assets consist primarily of investments in real estate. At March 31, 1996, most of the properties are owned directly by the Company; two properties are owned by joint ventures in which the Company is the managing general partner. As a general partner in its joint venture investments, the Company is obligated to fund its proportionate share of operating deficits.

  At March 31, 1996, the Company had cash and cash equivalents totaling $5,236,859. The Company also has a $5,000,000 bank line-of-credit which expires on July 31, 1996. There was no outstanding balance on the line-of-credit as of March 31, 1996.

  Dividends will continue to be paid from cash generated by operations. As more fully discussed under "Results of Operations" below, cash flow from operations was $960,707 for the first quarter of 1996 compared to $1,115,870 for the first quarter of 1995. The Company intends to distribute to its shareholders at least 95% of taxable income so as to maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company's policy is to pay dividends based on cash flow from operations, which usually exceeds taxable income.

  The Company is negotiating to extend the maturity of the mortgage notes payable to Massachusetts Mutual Life Insurance Company, which are secured by the Huntwood Associates and Wiegman Associates properties, from June 1, 1996 to June 30, 1996 on the same terms and conditions as the original financings.

  During the second quarter of 1995, the Company retained Morgan Stanley &
Co. Incorporated (Morgan Stanley) as its financial advisor to assess the strategic alternatives available to the Company in order to maximize shareholder value. In September 1995, Morgan Stanley recommended that the Company solicit the interest of third parties in merging with the Company or acquiring its stock or assets. Morgan Stanley also assisted the Company in the solicitation of interest of third parties. As discussed further in Note 8 to the accompanying financial statements, in February 1996, the Company entered into an Agreement and Plan of Merger under which the Company will be merged into EastGroup Properties. In the merger, each share of the Company's common stock will be converted into EastGroup shares of beneficial interest with a value of $15.60, subject to certain limitations. The merger is subject to several conditions including approval by the shareholders of both the Company and EastGroup and registration of the shares to be issued with the Securities and Exchange Commission.

Results of Operations

    Restructurings

    In August 1995, the Company entered into agreements with certain of its co-venture partners to restructure the ownership of the joint venture investments as tenancies-in-common. Effective February 1, 1996, the Company exchanged its co-tenant interest in the 270 Technology Park property in exchange for 100% ownership of the Columbia Place property. In addition, the Company received $50,000 in cash and a secured promissory note of $180,000 bearing interest at 9.56% and maturing on February 1, 2000, with annual interest and principal payments of $56,250. As a result of this transaction, the Company recognized a gain of $30,397. Effective February 2, 1996, the Company exchanged its co-tenant interests in Carson Industrial Center, Central Distribution Center, West Side Business Park and the three El Presidio buildings (comprising a portion of the Dominguez Properties) to obtain 100% ownership of the Metro Business Park properties and the remaining building in Dominguez Properties. As part of the exchange, the Company paid $138,000 in cash and forgave its note receivable from its co-tenant in the Carson Industrial Center property of approximately $177,000. No gain or loss was recognized as a result of this transaction.


    Investment Performance

    The overall leased percentage for the portfolio was 99% at March 31, 1996, up from 98% a year earlier. Leases for 21% of the Company's square footage are scheduled to expire during the remainder of 1996. Management expects that occupancy will not be significantly affected by the upcoming expirations, as the demand for industrial space strengthens with the recovering economy; however, there can be no guarantee that the space will be leased or will be leased on favorable terms. In January 1996, the Company executed a lease agreement at Los Angeles Corporate Center which increased the percentage leased to 99%.

    1996 Results of Operations Compared to 1995

    Real estate operating results were $714,329 for the first quarter of 1996 compared to $530,432 for the first quarter of 1995. The improvement is due primarily to the following factors: 1) income from Kingsview Industrial Center which was purchased in July 1995, 2) a provision for bad debts recorded at Dominguez Properties in the first quarter of 1995, and 3) higher income at certain properties due to renewed leases and increased occupancy of the Company's properties. These improvements were partially offset by a reduction of rent at Los Angeles Corporate Center due to vacancy of approximately half of the building in February 1995 (although this space has been released the lease payments do not begin until May 1996) and the loss of income after the sale of Park North Business Center and Peachtree Corners Distribution Center in June and November 1995, respectively.

  Cash flow from operations was $960,707 for the first quarter of 1996 compared to $1,115,870 for the first quarter of 1995. The decrease is due primarily to professional fees in 1996 associated with the strategic alternative assessment and the pending merger, as well as an increase in property working capital. These decreases were partially offset by the realization of cash flow upon conversion of Dominguez Properties, Metro Business Park and Columbia Place from tenancies-in-common accounted for under the equity method to wholly-owned properties accounted for on a consolidated basis.

  Portfolio Expenses

  Management advisory fees for the first quarter of 1996 decreased by 23% compared to the first quarter of 1995. The change in management fee expense is consistent with the change in cash flow from operations, after reduction for the amortization of long-term debt which is an adjustment to cash flow from operations in the calculation of the management fee.

  Professional fees for the first quarter of 1996 increased by approximately $246,000 compared to the first quarter of 1995 as a result of costs incurred by the Company related to its pending merger with EastGroup Properties. Included in professional fees for the period ended March 31, 1996 is approximately $227,500 of legal fees related to this process and $52,500 of accounting fees.

  Interest expense for the quarter ended March 31, 1996 and 1995 was $0 and $94,778, respectively. The Company had no borrowings under its line-of-credit during the quarter ended March 31, 1996.

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

                            COPLEY PROPERTIES, INC.

                                   FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 1996

                                    PART II

                               OTHER INFORMATION
                               -----------------




Item 6. Exhibits and Reports on Form 8-K

          a.  Exhibits:   See Exhibit Index on page 16.
              --------

          b.  Reports on Form 8-K:  On February 16, 1996, the Company filed one
              -------------------
              current report on Form 8-K dated February 16, 1996, reporting item No. 5 "Other Events," in which the Company reported that on February 12, 1996 it had entered into a merger agreement with EastGroup Properties.


              Reports on Form 8-K:  On March 5, 1996, the Company filed one
              --------------------
              current report on Form 8-K dated February 29, 1996, reporting item No. 5 "Other Events," in which the Company reported that on February 29, 1996 Steven E. Wheeler resigned as President, Chief Executive Officer and a director of Copley Properties, Inc. (the "Registrant"). Joseph W. O'Connor was elected to the offices of President and Chief Executive Officer of the Registrant.


              Reports on Form 8-K:  On March 12, 1996, the Company filed one
              -------------------
              current report on Form 8-K dated March 7, 1996, reporting item No. 5 "Other Events," in which the Company reported that on March 7, 1996 it had been notified by its joint venture partner in UBC that the joint venture partner has elected not to exercise its option to purchase the Company's interest in UBC.

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number      Exhibit                                       Page Number
- --------------      -------                                       -----------


   27               Financial Data Schedule                            18

SIGNATURES
- ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COPLEY PROPERTIES, INC.
                                   (Registrant)


May 15, 1996                  /s/  Peter P. Twining
                              -----------------------
                                   Peter P. Twining
                                   Vice President and Secretary


May 15, 1996                 /s/   Daniel C. Mackowiak
                             -------------------------
                                   Daniel C. Mackowiak
                                   Treasurer and Principal Financial
                                   and Chief Accounting Officer